Form 10-Q
period 2013-09-30
Western Refining Logistics, LP
filed 2013-11-21
CIK 1581908

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File Number: 333-190135
WESTERN REFINING LOGISTICS, LP
(Exact name of registrant as specified in its charter)

Delaware	46-3205923
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

123 W. Mills Avenue., Suite 200	79901
El Paso, Texas	(Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code: (915) 534-1400
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑*
* The registrant became subject to such requirements on October 9, 2013, and it has filed all reports so required since that date.
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 15, 2013, there were 22,811,000 common units and 22,811,000 subordinated units outstanding.

WESTERN REFINING LOGISTICS, LP

EXPLANATORY NOTE
On October 16, 2013, Western Refining Logistics, LP (“WNRL”) completed an initial public offering (the "Offering") of 15,812,500 common units, including 2,062,500 common unit over-allotment option that was fully exercised by the underwriters, to the public at a price of $22.00 per unit. Unless the context otherwise requires, references in this report to Western Refining Logistics, LP, Predecessor, the “Predecessor,” and “we,” “our,” “us,” or like terms, when used in context of periods prior to October 16, 2013, refer to Western Refining Logistics, LP, Predecessor, our predecessor for accounting purposes (“Predecessor”), which consists of the assets, liabilities and results of operations of certain pipeline and gathering assets and terminalling, transportation and storage assets of Western Refining Inc. that were operated and held by certain of its subsidiaries, the majority of which were contributed to us in conjunction with the Offering. References in this report to “Western Refining Logistics, LP,” “WNRL,” and “we,” “our,” “us,” or like terms used in context of periods on or after October 16, 2013, refer to Western Refining Logistics, LP and its subsidiaries. See Note 9 to our condensed combined financial statements for information regarding the closing of the Offering.
The information in this report relates to periods that ended prior to the completion of the Offering, and prior to the effective dates of certain agreements discussed herein. Consequently, the unaudited combined statements and related discussion of financial condition and results of operations contained in this report pertain to Western Refining Logistics, LP Predecessor.
While management believes that the financial statements contained herein are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and in compliance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), we do not believe that these financial statements are necessarily indicative of the financial results that WNRL will report for periods subsequent to the formation and other transactions that resulted in the capitalization and start-up of WNRL. The information contained in this report should be read in conjunction with the information contained in WNRL's prospectus dated October 10, 2013, as filed with the SEC on October 10, 2013, for additional financial information when reviewing the financial statements of the Predecessor contained herein.

FORWARD-LOOKING STATEMENTS
Some of the information in this Quarterly Report on Form 10-Q may contain forward-looking statements. Forward-looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Form 10-Q. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties.
Forward-looking statements reflect our current expectations regarding future events, results, or outcomes. These expectations may or may not be realized. Some of these expectations may be based upon assumptions or judgments that prove to be incorrect. In addition, our business and operations involve numerous risks and uncertainties, many of which are beyond our control that could result in our expectations not being realized or otherwise materially affect our financial condition, results of operations, and cash flows.
Actual events, results, and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, the following:

•	changes in general economic conditions;

•	competitive conditions in our industry;

•	actions taken by third-party operators, processors and transporters;

•	the demand for crude oil, refined and other products and transportation and storage services;

•	interest rates;

•	labor relations;

•	changes in the availability and cost of capital;

•	changes in tax status;

•	operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	the effects of existing and future laws and governmental regulations;

•	changes in insurance markets impacting costs and the level and types of coverage available;

•	disruptions due to equipment interruption or failure at our facilities, Western’s facilities or third-party facilities on which our business is dependent;

•	our ability to successfully implement our business plan;

•	the effects of future litigation; and

•	certain factors discussed elsewhere in this Form 10-Q.
All forward-looking statements are expressly qualified in their entirety by the foregoing cautionary statements.

Part I. Financial Information

Item 1.	Financial Statements

WESTERN REFINING LOGISTICS, LP, PREDECESSOR
CONDENSED COMBINED BALANCE SHEETS
(Unaudited)
(In thousands)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable
Affiliate	—	—
Third-party	86	82
Prepaid expenses	196	653
Total current assets	282	735
Property, plant, and equipment, net	179,730	134,596
Total assets	$180,012	$135,331
LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$3,962	$3,574
Accrued liabilities	1,270	1,984
Total current liabilities	5,232	5,558
Commitments and contingencies (Notes 6 and 7)
Equity:
Division equity	174,780	129,773
Total liabilities and equity	$180,012	$135,331

The accompanying notes are an integral part of these condensed combined financial statements.

WESTERN REFINING LOGISTICS, LP, PREDECESSOR
CONDENSED COMBINED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues:
Affiliate	$1,067	$693	$2,986	$2,407
Third-party	603	156	1,122	537
Total revenues	1,670	849	4,108	2,944
Operating costs and expenses:
Operating and maintenance expenses	21,876	14,666	55,948	41,272
General and administrative expenses	1,148	969	3,338	3,004
Loss on disposal of assets	—	—	—	335
Depreciation and amortization	4,057	2,872	9,873	8,705
Total operating costs and expenses	27,081	18,507	69,159	53,316
Operating loss	(25,411)	(17,658)	(65,051)	(50,372)
Other income, net	5	3	11	7
Net loss	$(25,406)	$(17,655)	$(65,040)	$(50,365)

The accompanying notes are an integral part of these condensed combined financial statements.

WESTERN REFINING LOGISTICS, LP, PREDECESSOR
CONDENSED COMBINED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(65,040)	$(50,365)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,873	8,705
Loss on asset disposals	—	335
Changes in operating assets and liabilities:
Accounts receivable	(4)	55
Prepaid expenses	457	(564)
Accounts payable and accrued liabilities	737	5,484
Net cash used in operating activities	(53,977)	(36,350)
Cash flows from investing activities:
Capital expenditures	(56,070)	(11,502)
Proceeds from sale of assets	—	225
Net cash used in investing activities	(56,070)	(11,277)
Cash flows from financing activities:
Contributions from parent	110,047	47,627
Net cash provided by financing activities	110,047	47,627
Net change in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of year	—	—
Cash and cash equivalents at end of year	$—	$—
Supplemental disclosure of non-cash investing activities:
Accrued capital expenditures	$—	$7

The accompanying notes are an integral part of these condensed combined financial statements.

WESTERN REFINING LOGISTICS, LP, PREDECESSOR
CONDENSED COMBINED STATEMENT OF DIVISION EQUITY
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2013	2012
Balance, beginning of period	$129,773	$117,934
Net loss	(65,040)	(50,365)
Contributions	110,047	47,627
Balance, end of period	$174,780	$115,196

The accompanying notes are an integral part of these condensed combined financial statements.

WESTERN REFINING LOGISTICS, LP, PREDECESSOR
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(Unaudited)

1.	Organization and Basis of Presentation
Western Refining Logistics, LP ("WNRL") is a Delaware limited partnership formed in July 2013 by Western Refining Logistics GP, LLC ("WRGP"), our general partner. WRGP is owned 100% by Western Refining, Inc. ("Western") and holds all of the non-economic general partner interests in WNRL. Western Refining Company, L.P. and Western Refining Southwest, Inc., each wholly-owned subsidiaries of Western, collectively hold a 65.3% limited partner interest in WNRL as of October 16, 2013, with the remaining 34.7% limited partner interest being held by public unitholders. See Note 9, Subsequent Events, for further discussion.
We engage in the gathering, transportation, storage and terminalling of crude oil and refined products and the storage, processing and terminalling of asphalt. Most of our assets are integral to the operations of Western’s refineries located in El Paso, Texas and Gallup, New Mexico. Primarily, we operate in West Texas, New Mexico, and Arizona. Giving effect to the initial public offering of WNRL, we generate substantially all of our revenues from transactions with Western.
The accompanying condensed combined financial statements and related notes present the combined financial position, results of operations, cash flows and division equity of Western Refining Logistics, LP, Predecessor, our predecessor for accounting purposes (the “Predecessor"). We have not reported comprehensive income due to the absence of items of other comprehensive income or loss during the periods presented. The condensed combined financial statements include financial data at historical cost as the contribution of assets is considered to be a reorganization of entities under common control. The Predecessor has not historically operated the Contributed Assets (see Note 9, Subsequent Events, for further discussion of the Contributed Assets) to generate revenues independent of other Western businesses that they support. The Condensed Combined Statements of Operations also include expense allocations for certain functions historically performed by Western and not allocated to the Contributed Assets including allocations of general corporate expenses related to executive oversight, accounting, treasury, tax, legal, information technology and procurement; and operational support services such as engineering and logistics. These allocations were based on relative values of net property, plant and equipment, level of effort, and Western employee head count. Our management believes the assumptions underlying the condensed combined financial statements, including the assumptions regarding allocation of expenses from Western are reasonable. The condensed combined financial statements may not include all of the expenses that would have been incurred had we been a stand-alone company during the periods presented and may not reflect our combined results of operations, financial position, or cash flows had we been a stand-alone company during the periods presented.
The accompanying unaudited condensed combined financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, we have included all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013, or for any other period.
The Condensed Combined Balance Sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying condensed combined financial statements should be read in conjunction with the combined financial statements and notes thereto included in our prospectus dated October 10, 2013, as filed with the Securities and Exchange Commission ("SEC") on October 10, 2013.

2.	Summary of Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

WESTERN REFINING LOGISTICS, LP, PREDECESSOR
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(Unaudited)

Recent Accounting Pronouncements
From time to time, the Financial Accounting Standards Board or other standard setting bodies will issue new accounting pronouncements that may have an impact on our accounting and reporting. We believe that such recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future will either have no impact on our accounting or reporting, or that such impact, when implemented, will not be material to our financial position, results of operations or cash flows.
3. Property, Plant and Equipment, Net
Property, plant and equipment, net was as follows:

	September 30, 2013	December 31, 2012
	(In thousands)
Buildings and improvements	$6,619	$6,023
Pipelines and related assets	106,931	60,731
Terminals and related assets	92,505	90,425
Asphalt plant, terminals and related assets	22,714	22,174
	228,769	179,353
Accumulated depreciation	(76,501)	(66,628)
	152,268	112,725
Construction in progress	27,462	21,871
Property, plant and equipment, net	$179,730	$134,596
Depreciation expense was $4.1 million and $9.9 million for the three and nine months ended September 30, 2013, respectively, and $2.9 million and $8.7 million for the three and nine months ended September 30, 2012, respectively.
During March 2012, the Predecessor sold several small product storage tanks for $0.2 million recognizing a loss on disposal of $0.3 million.
4. Accrued Liabilities
Accrued liabilities were as follows:

	September 30, 2013	December 31, 2012
	(In thousands)
Property taxes	$867	$1,309
Payroll and related costs	367	646
Other	36	29
Accrued liabilities	$1,270	$1,984
5. Income Taxes
We are not a taxable entity for United States federal income tax purposes or for the majority of states that impose an income tax. Taxes on our net income generally are borne by our partners through the allocation of taxable income. Our income tax expense results from state laws that apply to entities organized as partnerships, primarily in the state of Texas. Historically, we have not had taxable operations in the state of Texas.
As of September 30, 2013 and December 31, 2012, we had no income tax or unrecognized tax benefit liability. No interest or penalties were recognized related to income taxes during the three and nine months ended September 30, 2013 and 2012.

WESTERN REFINING LOGISTICS, LP, PREDECESSOR
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(Unaudited)

6. Commitments
We have commitments under various operating leases with initial terms greater than one year for machinery and facilities. These leases have terms that will expire on various dates through 2025. We expect that in the normal course of business, these leases will be renewed or replaced by other leases. Certain of our lease agreements provide for the fair value purchase of the leased asset at the end of the lease. Rent expense for operating leases that provide for periodic rent escalations or rent holidays over the term of the lease is recognized on a straight-line basis.
The following table presents our annual minimum rental payments under non-cancelable operating leases that have lease terms of one year or more (in thousands) as of September 30, 2013:

2013	$12
2014	21
2015	5
2016	5
2017	5
2018 and thereafter	42
$90
Total rental expense was $0.01 million, $0.04 million, $0.01 million, and $0.04 million for the three and nine months ended September 30, 2013 and 2012, respectively.
7. Contingencies
Like other operators of petroleum related storage and transportation facilities, our operations are subject to extensive and periodically changing federal and state environmental regulations governing air emissions, wastewater discharges and solid and hazardous waste management activities. Many of these regulations are becoming increasingly stringent, and we can expect the cost of compliance to increase over time. Our policy is to accrue environmental and clean-up related costs of a non-capital nature when it is probable that a liability exists and when we can reasonably estimate the amount. We may revise such estimates in the future as regulations and other conditions change. We may receive communications from various federal, state and local governmental authorities asserting violations of environmental laws and/or regulations. These governmental entities may also propose or assess fines or require corrective action for such asserted violations. We intend to respond in a timely manner to all such communications and to take appropriate corrective action.
 We are not currently aware of any environmental or other asserted or unasserted claims against the Predecessor or that involve the Contributed Assets that would be expected to have a material effect on our financial condition, results of operations or cash flows.
8. Related Party Transactions
We settle substantially all of our related party transactions immediately through division equity. The balances in accounts payable and accrued liabilities represent amounts owed to employees of Western and to third-party vendors.
We are part of the consolidated operations of Western, and we derive substantially all of our revenue from transactions with Western and its affiliates. Our service fees charged to Western accounted for approximately 64% and 73% , respectively, of our combined revenues for the three and nine months ended September 30, 2013, and 82% of our combined revenues for the three and nine months ended September 30, 2012, respectively. The contractual rates used for these revenue transactions may be materially different than rates we might have received had they been transacted with third parties.
We have no employees. Western has the sole responsibility to provide the personnel necessary to conduct our operations, whether through Western employees or through third-party personnel. Western and its affiliates employ or contract with all of the personnel that will conduct our business. As of the completion of the Offering, Western will provide certain specified employees seconded to us to for operating, maintenance and other services with respect to the assets that we own and operate under our direction, supervision and control pursuant to a services agreement described under Note 9, Subsequent Events. Western also provides overhead support for us.

WESTERN REFINING LOGISTICS, LP, PREDECESSOR
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(Unaudited)

We have included indirect charges for executive oversight, accounting, treasury, tax, legal, procurement, engineering, logistics, maintenance and information technology and similar items. We have classified these indirect charges between general and administrative expenses and operating and maintenance expenses based on the functional nature of the services being performed for our operations. Indirect charges were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)
Indirect charges:
General and administrative expenses	$1,148	$969	$3,338	$3,069
Operating and maintenance expenses	4,303	2,756	12,451	8,456
Total indirect charges	$5,451	$3,725	$15,789	$11,525
Our management believes the indirect charges allocated to us are a reasonable reflection of the utilization of services provided. However, those allocations may not fully reflect the expenses that we would have incurred had we been a stand‑alone company during the periods presented.
9. Subsequent Events
Initial Public Offering and Contribution of Assets
WNRL initially filed a registration statement on Form S-1 with respect to the Offering on July 25, 2013 and the SEC declared the registration statement effective on October 9, 2013. On October 10, 2013, WNRL's common units began trading on the New York Stock Exchange under the symbol "WNRL." On October 16, 2013, WNRL completed its initial public offering (the "Offering") of 15,812,500 common units, including 2,062,500 common unit over-allotment option that was fully exercised by the underwriters, to the public at a price of $22.00 per unit.
On October 16, 2013, Western conveyed the initial assets at historical cost (the "Contributed Assets") to WNRL, consisting of:

•
Pipeline and gathering assets consisting of crude oil pipelines and gathering systems located in or near the Delaware Basin in the Permian Basin area of West Texas and southern New Mexico and in the Four Corners area of northwestern New Mexico. These assets serve as a source of crude oil supply to Western’s El Paso, Texas and Gallup, New Mexico refineries (Western’s “El Paso Refinery” and “Gallup Refinery,” respectively).

•
Terminalling, transportation, and storage assets consisting of terminals and storage assets located on site at each of Western’s El Paso and Gallup Refineries and stand-alone refined products terminals located in Bloomfield and Albuquerque, New Mexico. These assets primarily receive, store, and distribute crude oil, feedstock and refined products produced for Western’s refineries. We also provide fee-based asphalt terminalling and processing services at an asphalt plant and terminal in El Paso and asphalt terminalling services at three stand-alone asphalt terminals located in Albuquerque, New Mexico and Phoenix and Tucson, Arizona.

Western retained certain assets that are related to the Predecessor’s operations. These assets include Western’s NGL storage facility in Jal, New Mexico and certain inactive portions of the TexNew Mex 16” Pipeline extending from our crude oil station in Star Lake, New Mexico in the Four Corners area to near Maljamar, New Mexico in the Delaware Basin. The estimated historical net book value of these assets included in the Predecessor's Condensed Combined Balance Sheet at September 30, 2013 was $27.0 million.
In exchange for the Contributed Assets, Western received:

•	6,998,500 common units and 22,811,000 subordinated units, representing an aggregate 65.3% limited partner interest in WNRL;

•	all WNRL's incentive distribution rights; and

•	an aggregate cash distribution of $244.9 million to certain of Western's wholly-owned subsidiaries.
WNRL received net proceeds of $325.3 million from the sale of the common units to the public, after deducting underwriting discounts and commissions and structuring fees of $22.6 million. WNRL retained $75.0 million of the proceeds for general partnership purposes after the cash distribution to Western and estimated other offering costs of $2.8 million.

WESTERN REFINING LOGISTICS, LP, PREDECESSOR
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(Unaudited)

Revolving Credit Facility
On October 16, 2013, WNRL entered into a $300.0 million senior secured revolving credit agreement ("Credit Agreement") with Wells Fargo Bank, National Association, as administrative agent, and a syndicate of lenders. We have the ability to increase the total commitment of the revolving credit facility by up to $200.0 million for a total facility size of up to $500.0 million, subject to receiving increased commitments from lenders or other financial institutions and satisfaction of certain conditions. The Credit Agreement includes a $25.0 million sublimit for standby letters of credit and a $10.0 million sublimit for swing line loans. Obligations under the Credit Agreement and certain cash management and hedging obligations are guaranteed by all of our subsidiaries and, with certain exceptions, will be guaranteed by any subsidiaries formed or acquired after the closing of the Offering, and are secured by a first priority lien on substantially all of our material assets. The revolving credit facility will mature on October 16, 2018. Borrowings under the revolving credit facility will bear interest at either a base rate plus an applicable margin ranging from 0.75% to 1.75%, or at LIBOR plus an applicable margin ranging from 1.75% to 2.75%. The applicable margin will vary based upon our Consolidated Total Leverage Ratio, as defined in the Credit Agreement.
The Credit Agreement contains affirmative and negative covenants customary for revolving credit facilities of this nature that, among other things, limit or restrict our ability to incur or guarantee debt, grant liens on our assets, make investments, make cash distributions, redeem or repurchase units, amend material contracts, engage in business activities (other than our business as described herein), engage in mergers, consolidations and other organizational changes, sell, transfer or otherwise dispose of assets or enter into burdensome agreements or enter into transactions with affiliates on terms that are not arm’s length. Additionally, we are required to maintain certain financial ratios, each tested on a quarterly basis for the immediately preceding four quarter period then ended.
The Credit Agreement contains events of default customary for revolving credit facilities of this nature, including, but not limited to (and subject to grace periods in certain circumstances), the failure to pay any principal, interest or fees when due, failure to perform or observe any covenant contained in the Credit Agreement or related documentation, any representation or warranty made in the Credit Agreement or related documentation being untrue in any material respect when made, default under certain material debt agreements, commencement of bankruptcy or other insolvency proceedings, certain changes in our ownership or the ownership or board composition of our general partner, and material judgments or orders. Upon the occurrence and during the continuation of an event of default under the Credit Agreement, the lenders may, among other things, terminate their commitments, declare any outstanding loans to be immediately due and payable and/or exercise remedies against us and the collateral as may be available to the lenders under the Credit Agreement and related documentation or applicable law.
Agreements with Western
The agreements described below became effective on October 16, 2013, concurrent with the closing of the Offering.
Commercial Agreements
We derive substantially all of our revenues from two 10-year, fee-based agreements with Western supported by minimum volume commitments and annual inflation adjustments that we and Western may renew for two additional five-year periods upon mutual agreement. Western has committed to provide us with minimum fees based on minimum monthly throughput volumes of crude oil and refined and other products and reserved storage capacity.
Pipeline and Gathering Services Agreement
We entered into a pipeline and gathering services agreement with Western under which we agreed to transport crude oil on our Permian Basin system to Western’s El Paso Refinery and on our Four Corners system to Western’s Gallup Refinery. We charge Western fees for pipeline movements, truck offloading and product storage.
Terminalling, Transportation, and Storage Services Agreement
We entered into a terminalling, transportation and storage services agreement with Western under which we have agreed to, among other things, distribute products produced at Western’s refineries, connect Western’s refineries to third-party pipelines and systems and provide fee-based asphalt terminalling and processing services. At our network of crude oil and refined products terminals and related assets and storage facilities, we charge Western fees for crude oil, blendstock and refined product storage, shipments into and out of storage, and additive and blending services. At our asphalt plant and terminal in El Paso and our three stand-alone asphalt terminals, we charge Western fees for asphalt storage, shipments into and out of asphalt storage and asphalt processing and blending.

WESTERN REFINING LOGISTICS, LP, PREDECESSOR
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(Unaudited)

Western’s obligations under these commercial agreements will not terminate if Western no longer controls our general partner. Our commercial agreements include provisions that permit Western to suspend, reduce or terminate its obligations under the applicable agreement if certain events occur. These events include Western deciding to permanently or indefinitely suspend refining operations at one or both of its refineries, as well as our being subject to certain force majeure events that would prevent us from performing required services under the applicable agreement.
Omnibus Agreement
We entered into an omnibus agreement with Western, certain of its subsidiaries and our general partner. The omnibus agreement addresses the following items:

•
our obligation to reimburse Western for the provision by Western of certain general and administrative services (which reimbursement is in addition to certain expenses of our general partner and its affiliates that are reimbursed under our partnership agreement and services agreement), as well as certain other direct or allocated costs and expenses incurred by Western on our behalf;

•	our rights of first offer to acquire certain logistics assets from Western;

•
an indemnity by Western for certain environmental and other liabilities, and our obligation to indemnify Western for events and conditions associated with the operation of our assets that occur after closing of the Offering and for environmental liabilities related to our assets to the extent Western is not required to indemnify us;

•	Western’s transfer of certain environmental permits related to our assets to us and our use of such permits prior to the transfer thereof; and

•	the granting of a license from Western to us with respect to use of certain Western trademarks and our granting of a license to Western with respect to use of certain of our trademarks.
The omnibus agreement generally terminates in the event of a change of control of us or our general partner.
Services Agreement
We entered into a services agreement with Western under which we reimburse Western for its provision to us of certain personnel to provide operational services to us and under our supervision in support of our pipelines and gathering assets and terminalling and storage facilities, including routine and emergency maintenance and repair services, routine operational activities, routine administrative services, construction and related services, and such other services as we and Western may mutually agree upon from time to time. Western will prepare a maintenance, operating and capital budget on an annual basis subject to our approval. Western will submit actual expenditures for reimbursement on a monthly basis and we will reimburse Western for any direct costs actually incurred by Western in providing these services.
We may terminate any of the services provided by the personnel provided by Western upon 30 days’ prior written notice. Either party may terminate this agreement upon prior written notice if the other party is in material default under the agreement and such party fails to cure the material default within 20 business days. The services agreement has an initial term of ten years and may be renewed by two additional five-year terms upon our agreement with Western evidenced in writing prior to the end of the initial term of ten years or the first renewal term of five years. If a force majeure event prevents a party from carrying out its obligations (other than to make payments due) under the agreement, such obligations, to the extent affected by force majeure, will be suspended during the continuation of the force majeure event. These force majeure events include acts of God, strikes, lockouts or other industrial disturbances, wars, riots, fires, floods, storms, orders of courts or governmental authorities, explosions, terrorist acts, accidental disruption of service, breakage, breakdown of machinery, storage tanks or lines of pipe and inability to obtain or unavoidable delays in obtaining material or equipment and any other circumstances not reasonably within the control of the party claiming suspension and which by the exercise of due diligence such party is unable to prevent or overcome.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion together with the financial statements and the notes thereto included elsewhere in this report. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this report. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those we discuss in the section entitled “Risk Factors” in the prospectus related to the initial public offering of our common units dated October 10, 2013, as filed with the U.S. Securities and Exchange Commission ("SEC") on October 10, 2013, and elsewhere in this report. You should read such “Risk Factors” and “Forward-Looking Statements” in this report. In this Item 2, all references to “WNRL,” “we,” “us” and “our” refer to Western Refining Logistics, LP and its subsidiaries unless the context otherwise requires or where otherwise indicated.
Overview
WNRL is a fee-based growth-oriented, Delaware master limited partnership formed by Western Refining, Inc. ("Western") to own, operate, develop and acquire terminals, storage tanks, pipelines and other logistics assets. On October 16, 2013, WNRL completed its initial public offering (the "Offering") of 15,812,500 common units (including 2,062,500 common units issued pursuant to the exercise of the underwriters' over-allotment option), representing limited partner interests. WNRL filed a registration statement on Form S-1, with respect to the Offering, with the SEC which was declared effective on October 9, 2013. On October 10, 2013, WNRL’s common units began trading on the New York Stock Exchange under the symbol “WNRL.”

The presented financial results and related discussion and analysis include the combined financial position, results of operations and cash flow information of Western Refining Logistics, LP Predecessor, our predecessor for accounting purposes (the “Predecessor"). The Predecessor has not historically operated its assets for the purpose of generating revenues independent of other Western businesses that they support. Effective October 16, 2013, concurrent with the closing of the Offering, we entered into fee based commercial and service agreements with Western under which we operate our initial assets (the "Contributed Assets") for the purpose of generating fee based revenues. The Contributed Assets consist of pipeline and gathering infrastructure and terminalling, transportation and storage assets in the Southwestern portion of the U.S., including approximately 300 miles of pipelines and approximately 7.9 million barrels of active storage capacity, as well as other assets. Most of our assets are integral to the operations of Western’s El Paso, Texas and Gallup, New Mexico refineries (Western’s “El Paso Refinery” and “Gallup Refinery,” respectively).
Our assets and operations are organized as a single reportable segment. The Contributed Assets consist of the following:

•
Pipeline and Gathering Assets. Our pipeline and gathering assets consist of approximately 300 miles of crude oil pipelines and gathering systems and approximately 566,000 barrels of active crude oil storage located primarily in the Delaware Basin in the Permian Basin area of West Texas and southern New Mexico and in the Four Corners area in northwestern New Mexico. These assets serve as a key source of high quality, cost-advantaged crude oil for Western’s El Paso and Gallup Refineries.

•
Terminalling, Transportation and Storage Assets. Our terminalling, transportation and storage assets consist of terminals and storage assets located on site at each of Western’s El Paso and Gallup Refineries, and standalone refined products terminals located in Bloomfield and Albuquerque, New Mexico. These assets include approximately 6.9 million barrels of active shell storage capacity. These assets primarily receive, store and distribute crude oil, feedstock and refined products for Western’s refineries. We also provide fee-based asphalt terminalling and processing services at an asphalt plant and terminal in El Paso and asphalt terminalling services at three stand-alone asphalt terminals located in Albuquerque, New Mexico and Phoenix and Tucson, Arizona, which have a combined storage capacity of 473,468 barrels.

Western retained certain assets that are related to the Western Refining Logistics, LP Predecessor's operations, our predecessor for accounting purposes (the “Predecessor"). These assets include Western’s NGL storage facility in Jal, New Mexico and the inactive portions of the TexNew Mex 16” Pipeline extending from our crude oil station in Star Lake, New Mexico in the Four Corners area to near Maljamar, New Mexico in the Delaware Basin. The estimated historical net book value of these assets included in the Predecessor's Condensed Combined Balance Sheet at September 30, 2013 was $27.0 million.
Agreements with Western
The agreements described below became effective on October 16, 2013, concurrent with the closing of the Offering. Accordingly, the agreements are not reflected in our results of operations for the nine months ended September 30, 2013. The fees under each of these agreements are indexed for inflation and apply only to services WNRL provides to Western. Each of the agreements gives Western the option to renew for two additional five-year terms. These agreements include provisions that permit Western to suspend, reduce, or terminate its obligations under the applicable agreement if certain events occur. These events include Western deciding to permanently or indefinitely suspend refining operations at either of its refineries as well as certain extraordinary events beyond the control of us or Western that would prevent us from performing required services under the applicable agreement.
Commercial Agreements
We derive substantially all of our revenue from two 10-year, fee-based agreements with Western (one for pipeline and gathering services and another for terminalling, transportation, and storage services), supported by minimum volume commitments and annual inflation adjustments, that we and Western may renew for two additional five-year periods upon mutual agreement. Under these agreements, we provide various pipeline, gathering, transportation, terminalling and storage services to Western and Western has committed to provide us with minimum fees based on minimum monthly throughput volumes of crude oil and refined and other products, and reserved storage capacity.
Pipeline and Gathering Services Agreement
We entered into a pipeline and gathering services agreement with Western under which we agreed to transport crude oil on our Permian Basin system to Western’s El Paso Refinery and on our Four Corners system to Western’s Gallup Refinery. We charge Western fees for pipeline movements, truck offloading and product storage.
Terminalling, Transportation, and Storage Services Agreement
We entered into a terminalling, transportation and storage services agreement with Western under which we agreed to, among other things, distribute products produced at Western’s refineries, connect Western’s refineries to third-party pipelines and systems and provide fee-based asphalt terminalling and processing services. At our network of crude oil and refined products terminals and related assets and storage facilities, we charge Western fees for crude oil, blendstock and refined product storage, shipments into and out of storage and additive and blending services. At our asphalt plant and terminal in El Paso and our three stand-alone asphalt terminals, we charge Western fees for asphalt storage, shipments into and out of asphalt storage and asphalt processing and blending.
Western’s obligations under these commercial agreements will not terminate if Western no longer controls our general partner.
Omnibus Agreement
We entered into an omnibus agreement with Western, certain of its subsidiaries and our general partner. The omnibus agreement addresses the following items:

•
our obligation to reimburse Western for the provision by Western of certain general and administrative services (which reimbursement is in addition to certain expenses of our general partner and its affiliates that are reimbursed under our partnership agreement and services agreement), as well as certain other direct or allocated costs and expenses incurred by Western on our behalf;

•	our rights of first offer to acquire certain logistics assets from Western;

•
an indemnity by Western for certain environmental and other liabilities, and our obligation to indemnify Western for events and conditions associated with the operation of our assets that occur after closing of the Offering and for environmental liabilities related to our assets to the extent Western is not required to indemnify us;

•	Western’s transfer of certain environmental permits related to our assets to us and our use of such permits prior to the transfer thereof; and

•	the granting of a license from Western to us with respect to use of certain Western trademarks and our granting of a license to Western with respect to use of certain of our trademarks.
The omnibus agreement generally terminates in the event of a change of control of us or our general partner.
Services Agreement
We entered into a services agreement with Western under which we reimburse Western for its provision to us of certain personnel to provide operational services to us and under our supervision in support of our pipelines and gathering assets and terminalling and storage facilities, including routine and emergency maintenance and repair services, routine operational activities, routine administrative services, construction and related services and such other services as we and Western may mutually agree upon from time to time. Western will prepare a maintenance, operating and capital budget on an annual basis subject to our approval. Western will submit actual expenditures for reimbursement on a monthly basis and we will reimburse Western for any direct costs actually incurred by Western in providing these services.

We may terminate any of the services provided by the personnel provided by Western upon 30 days’ prior written notice. Either party may terminate this agreement upon prior written notice if the other party is in material default under the agreement and such party fails to cure the material default within 20 business days. The services agreement has an initial term of ten years and may be renewed by two additional five-year terms upon our agreement with Western evidenced in writing prior to the end of the initial term of ten years or the first renewal term of five years. If a force majeure event prevents a party from carrying out its obligations (other than to make payments due) under the agreement, such obligations, to the extent affected by force majeure, will be suspended during the continuation of the force majeure event. These force majeure events include acts of God, strikes, lockouts or other industrial disturbances, wars, riots, fires, floods, storms, orders of courts or governmental authorities, explosions, terrorist acts, accidental disruption of service, breakage, breakdown of machinery, storage tanks or lines of pipe and inability to obtain or unavoidable delays in obtaining material or equipment and any other circumstances not reasonably within the control of the party claiming suspension and which by the exercise of due diligence such party is unable to prevent or overcome.
Under the agreement, Western has agreed to indemnify us from any claims, losses or liabilities that we incur, including third-party claims, arising from Western’s performance of the agreement to the extent caused by Western’s breach of contract, gross negligence or willful misconduct. We have agreed to indemnify Western from any claims, losses or liabilities that Western incurs, including any third-party claims, arising from Western’s performance of the agreement or from our breach of the agreement, except to the extent such claims, losses or liabilities are caused by Western’s breach of contract, gross negligence or willful misconduct.
Major Influences on Results of Operations
Supply and Demand for Crude Oil and Refined Products. We generate substantially all of our revenues under fee-based agreements with Western. These contracts should generate stable and predictable cash flows, and limit our direct exposure to commodity price fluctuations to the loss allowance provisions in such commercial agreements. Pursuant to our contracts with Western, we generally do not have exposure to variability in the prices of the hydrocarbons and other products we handle, although these risks indirectly influence our activities and results of operations over the long term. Our terminal throughput volumes depend primarily on the volume of refined and other products produced at Western’s refineries that, in turn, is ultimately dependent on Western’s refining margins.
Refining margins depend on both the price of crude oil or other feedstock and the price of refined products. Factors driving the prices of petroleum based commodities include supply and demand in crude oil, gasoline and other refined products. Supply and demand for these products depend on changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, production levels, logistics constraints, availability of imports, marketing of competitive fuels, crude oil price differentials and government regulation. Please read “Risk Factors" under Item 1A in this Form 10-Q.
Acquisition Opportunities. We may acquire additional logistics assets from Western or third parties. Under our omnibus agreement, subject to certain exceptions, we have rights of first offer on certain logistics assets retained by Western to the extent Western decides to sell, transfer or otherwise dispose of any of those assets. We also have rights of first offer to acquire additional logistics assets in the Permian Basin or the Four Corners area that Western may construct or acquire in the future. In addition, we plan to pursue strategic asset acquisitions from third parties to the extent such acquisitions complement our or Western’s existing asset base or provide attractive potential returns in new areas within our geographic footprint. We believe that we are well-positioned to acquire logistics assets from Western and third parties should such opportunities arise, and identifying and executing acquisitions is a key part of our strategy. However, if we do not make acquisitions on economically acceptable terms, our future growth will be limited, and the acquisitions we do make may reduce, rather than increase, our cash available for distribution. These acquisitions could also affect the comparability of our results from period to period. We expect to fund future growth capital expenditures primarily from a combination of cash-on-hand, borrowings under our revolving credit facility and the issuance of additional equity or debt securities. To the extent we issue additional units to fund future acquisitions or expansion capital expenditures, the payments of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level.

Factors Affecting the Comparability of Our Financial Results
Our future results of operations may not be comparable to our historical results of operations for the reasons described below:
Revenues. There are differences in the way our Predecessor recorded revenues and the way we will record revenues. Our assets have historically been a part of the integrated operations of Western, and the Predecessor generally recognized only the costs and did not record revenue associated with the transportation, terminalling or storage services provided to Western on an intercompany basis. Accordingly, the revenues in our historical combined financial statements relate only to amounts received from third parties for these services and minimum amounts required to be recorded for Western. Our revenues are generated by existing third-party contracts and from the commercial agreements that we entered into with Western at the closing of the Offering. Under these commercial agreements, Western pays us fees for gathering, transporting and storing crude oil and storing and terminalling refined and other products. These contracts contain minimum volume commitments and fees that are indexed for inflation in accordance with either the Federal Energy Regulatory Commission ("FERC") indexing methodology or the U.S. Producer Price Index.
General and Administrative Expenses. Our general and administrative expenses included direct and indirect charges for the management and operation of our logistics assets and certain expenses allocated by Western for general corporate services, such as treasury, accounting and legal services. These expenses were charged or allocated to us based on the nature of the expenses and our proportionate share of employee time and headcount. Following the closing of the Offering, under our omnibus and services agreements, Western will continue to charge us a combination of direct and allocated charges for administrative and operational services that are projected to be comparable in the near term to those charged to the Predecessor for 2012 and 2011. We also expect to incur an additional $3.5 million of estimated incremental annual general and administrative expenses as a result of being a separate publicly traded partnership.
Financing. There are differences in the way we will finance our operations as compared to the way our Predecessor financed its operations. Historically, Western financed our Predecessor's operations as part of its integrated operations and our Predecessor did not record any separate costs associated with financing its operations. Additionally, we largely relied on internally generated cash flows and capital contributions from Western to satisfy the Predecessor's capital expenditure requirements. Based on the terms of our cash distribution policy, we expect that we will distribute most of the cash generated by our operations to our unitholders, including Western. As a result, we expect to fund future growth capital expenditures primarily from a combination of cash-on-hand, borrowings under our revolving credit facility and the issuance of additional equity or debt securities.
Delaware Basin System. The Predecessor's historical results of operations do not include significant activity generated by Delaware Basin system, which includes approximately 38 miles of 10-inch and 12-inch mainlines located in Southeast New Mexico and West Texas and handles crude oil produced in the Delaware Basin area of the Permian Basin. The Main 12-inch pipeline and the East 10-inch pipeline were placed into service in July 2013. The West 10-inch pipeline was placed into service in August 2013. The Delaware Basin system is designed to handle up to 138,000 bpd, comprised of a mainline capacity of 100,000 bpd and truck unloading capacity of 38,000 bpd.
Assets Retained by Western. The Predecessor’s historical results of operations include revenues, expenses and other items related to certain assets that were retained by Western and not contributed to us in connection with the Offering. These assets include Western’s Jal NGL Terminal and certain inactive portions of the TexNew Mex 16” Pipeline.

Critical Accounting Policies and Estimates

There have been no material changes from the significant accounting policies disclosed in the section entitled “Critical Accounting Policies and Estimates” in the prospectus related to the Offering of our common units dated and as filed with the SEC on October 10, 2013. From time to time, the Financial Accounting Standards Board or other standard setting bodies issue new accounting pronouncements that may have an impact on our accounting and reporting. We believe that such recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future either will not have an impact on our accounting or reporting or that such impact will not be material to our financial position, results of operations or cash flows when implemented.
How We Evaluate Our Operations
Our management uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability and include but are not limited to pipeline throughput and terminal volumes; operating and maintenance expenses; earnings before interest, taxes, depreciation and amortization ("EBITDA") and distributable cash flow.

Volumes. The amount of revenue we generate depends on the volumes of crude oil and refined and other products that we handle with our pipeline and gathering operations and our terminalling, transportation and storage assets. These volumes are primarily affected by the supply of and demand for crude oil, refined products and asphalt in the markets served directly or indirectly by our assets. Although Western has committed to minimum volumes under the commercial agreements described above, we expect that Western will ship volumes in excess of its minimum volume commitment on our pipeline and gathering systems and will terminal volumes in excess of its minimum volume commitments at our terminals. Our results of operations will be impacted by whether or not Western ships and terminals such incremental volumes and by the amount of volumes we handle for third parties.
Operating and Maintenance Expenses. Our management seeks to maximize the profitability of our operations by effectively managing operating and maintenance expenses. These expenses primarily consist of labor expenses, lease costs, utility costs, insurance premiums, repairs and maintenance expenses and related property taxes. These expenses generally remain relatively stable across broad ranges of throughput volumes but can fluctuate from period to period depending on the mix of activities performed during that period and the timing of such expenses. We will manage our maintenance expenditures on our pipelines and terminals by scheduling maintenance over time to avoid significant variability and minimize impact on our cash flow.
EBITDA and Distributable Cash Flow. We define EBITDA as net income (loss) before net interest expense, income taxes and depreciation and amortization. We define Distributable Cash Flow as EBITDA less net cash interest paid, income taxes paid and maintenance capital expenditures. EBITDA and Distributable Cash Flow are used as supplemental financial measures by management and by external users of our financial statements, such as investors and commercial banks, to assess:

•	our operating performance as compared to those of other companies in the midstream energy industry, without regard to financial methods, historical cost basis or capital structure;

•	the ability of our assets to generate sufficient cash to make distributions to our unitholders;

•	our ability to incur and service debt and fund capital expenditures; and

•	the viability of acquisitions and other capital expenditure projects and the returns on investment of various investment opportunities.
We believe that the presentation of EBITDA provides useful information to investors in assessing our financial condition and results of operations. The GAAP measure most directly comparable to EBITDA is net income (loss). EBITDA should not be considered as an alternative to net income (loss) or any other measure of financial performance presented in accordance with GAAP. EBITDA excludes some, but not all, items that affect net income (loss), and these measures may vary from those of other companies. As a result, EBITDA as presented herein may not be comparable to similarly titled measures of other companies.

Results of Operations
The following tables summarize our financial data and key operating statistics for the three and nine months ended September 30, 2013 and 2012. The following data should be read in conjunction with our condensed combined financial statements and the notes thereto included elsewhere in this quarterly report.
Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

	Three Months Ended
	September 30,
	2013	2012	Change
	(In thousands)
Revenues:
Affiliate	$1,067	$693	$374
Third-party	603	156	447
Total revenues	1,670	849	821
Operating costs and expenses:
Operating and maintenance expenses	21,876	14,666	7,210
General and administrative expenses	1,148	969	179
Depreciation and amortization	4,057	2,872	1,185
Total operating costs and expenses	27,081	18,507	8,574
Operating loss	(25,411)	(17,658)	(7,753)
Other income (expense):
Other, net	5	3	2
Net loss	$(25,406)	$(17,655)	$(7,751)

	Three Months Ended
	September 30,
	2013	2012	Change
	(In thousands, except per barrel data)
Key Operating Statistics
Pipeline and gathering (bpd):
Mainline movements:
Four Corners system(1)	43,818	29,125	14,693
Gathering (truck offloading):
Permian/Delaware Basin system	16,763	1,721	15,042
Four Corners system	9,086	5,033	4,053
Terminalling, transportation and storage (bpd):
Shipments into and out of storage (includes asphalt)	389,741	353,987	35,754

Cash Flow Data
Net cash provided by (used in):
Operating activities	$(17,894)	$(9,376)	$(8,518)
Investing activities	(20,001)	(5,019)	(14,982)
Financing activities	37,895	14,395	23,500

Other Data
EBITDA	$(21,349)	$(14,783)	$(6,566)
Capital expenditures	20,001	5,019	14,982
——————

(1)
Some barrels of crude oil in route to Western’s Gallup Refinery are transported on more than one of our mainlines. Mainline movements for the Four Corners system include each barrel transported on each mainline.

The following table presents a reconciliation of EBITDA to net income, the most directly comparable GAAP financial measure on a historical basis and pro forma basis, as applicable, for each of the periods indicated.

	Three Months Ended
	September 30,
	2013	2012	Change
	(In thousands)
Net loss	$(25,406)	$(17,655)	$(7,751)
Depreciation and amortization	4,057	2,872	1,185
EBITDA	$(21,349)	$(14,783)	$(6,566)
Overview. The increase in net loss was primarily due to higher operating and maintenance expenses and depreciation and amortization in 2013 partially offset by increased revenues.
Revenues. We generate revenue primarily by charging fees and tariffs for transporting crude oil and refined and other products through our terminals and pipelines. Our increased revenues were due largely to increased tariff revenues from higher pipeline volume shipments in 2013 and additional tank service fees.
Operating and Maintenance Expenses. The increase in operating and maintenance expenses resulted from increases in maintenance expenses ($5.0 million), environmental expenses ($1.1 million) associated with disposal of waste materials from tank cleanings, energy and chemical costs ($0.5 million) and employee expenses ($0.5 million) related to increases in our employee headcount and wage rates over 2012.
Our maintenance costs are generally cyclical in nature. Our terminal facilities are subject to recurring maintenance for normal wear and related maintenance costs are generally consistent from period to period. Our routine service cycle for tank inspections and maintenance at our storage facilities is generally every 10 years other than for our facility located at the Jal NGL terminal, which is every five years. Our pipelines are also subject to routine periodic inspections. When a change in service of a storage tank occurs, maintenance costs will generally be greater due to increased costs of tank cleaning and hazardous material disposal. The cost of our maintenance is dependent upon the level of repairs deemed necessary as a result of the inspection of the specific asset.
The increase in maintenance expenses over 2012 are primarily the result of the timing of the performance of the maintenance during the third quarter of 2013 versus the third quarter of 2012. The timing of our maintenance procedures is somewhat dependent upon available resources or in connection with other concurrent work at the facility. Maintenance expense for the three months ended September 30, 2013 was $12.7 million compared to $7.7 million for the same period in 2012.
General and Administrative Expenses. The increase in general and administrative expenses resulted from higher back office expense principally due to filling of positions during the later part of 2012 that were vacated in early 2012 when administrative functions were consolidated to a single location. This increase was partially offset by reduced facility costs from maintaining a single location in 2013 versus two locations in 2012.
Depreciation and Amortization. Depreciation increased quarter over quarter due to the ongoing expansion of our Delaware Basin logistics system.
Operating Loss. The increase was primarily the result of higher operating and maintenance expenses and depreciation and amortization, offset by increased revenues.
Other, Net. Miscellaneous income and expense remained relatively unchanged.

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

	Nine Months Ended
	September 30,
	2013	2012	Change
	(In thousands)
Revenues:
Affiliate	$2,986	$2,407	$579
Third-party	1,122	537	585
Total revenues	4,108	2,944	1,164
Operating costs and expenses:
Operating and maintenance expenses	55,948	41,272	14,676
General and administrative expenses	3,338	3,004	334
Loss on disposal of assets	—	335	(335)
Depreciation and amortization	9,873	8,705	1,168
Total operating costs and expenses	69,159	53,316	15,843
Operating loss	(65,051)	(50,372)	(14,679)
Other income (expense):
Other, net	11	7	4
Net loss	$(65,040)	$(50,365)	$(14,675)

	Nine Months Ended
	September 30,
	2013	2012	Change
	(In thousands, except per barrel data)
Key Operating Statistics
Pipeline and gathering (bpd):
Mainline movements:
Four Corners system(1)	39,570	33,585	5,985
Gathering (truck offloading):
Permian/Delaware Basin system	8,679	1,626	7,053
Four Corners system	7,843	6,043	1,800
Terminalling, transportation and storage (bpd):
Shipments into and out of storage (includes asphalt)	355,539	353,534	2,005

Cash Flow Data
Net cash provided by (used in):
Operating activities	$(53,977)	$(36,350)	$(17,627)
Investing activities	(56,070)	(11,277)	(44,793)
Financing activities	110,047	47,627	62,420

Other Data
EBITDA	$(55,167)	$(41,660)	$(13,507)
Capital expenditures	56,070	11,502	44,568
——————

(1)
Some barrels of crude oil in route to Western’s Gallup Refinery are transported on more than one of our mainlines. Mainline movements for the Four Corners system include each barrel transported on each mainline.

The following table presents a reconciliation of EBITDA to net income, the most directly comparable GAAP financial measure on a historical basis and pro forma basis, as applicable, for each of the periods indicated.

	Nine Months Ended
	September 30,
	2013	2012	Change
	(In thousands)
Net loss	$(65,040)	$(50,365)	$(14,675)
Depreciation and amortization	9,873	8,705	1,168
EBITDA	$(55,167)	$(41,660)	$(13,507)
Overview. The increase in net loss was primarily due to higher operating and maintenance expenses in 2013.
Revenues. We generate revenue primarily by charging fees and tariffs for transporting crude oil and refined and other products through our terminals and pipelines. Our increased revenues were due largely to increased tariff revenues from higher pipeline volume shipments in 2013 and additional tank service fees.
Operating and Maintenance Expenses. The increase in operating and maintenance expenses resulted from increases in maintenance expenses ($9.6 million), employee expenses ($1.6 million) related to an increase in the number of employees seconded from Western and increased incentive compensation costs and wage rates over 2012, energy and chemical costs ($1.2 million) and environmental expenses ($1.0 million) associated with disposal of waste materials from tank cleanings.
Our maintenance costs are generally cyclical in nature. Our terminal facilities are subject to recurring maintenance for normal wear and related maintenance costs are generally consistent from period to period. Our routine service cycle for tank inspections and maintenance at our storage facilities is generally every 10 years other than for our facility located at the Jal NGL terminal, which is every five years. Our pipelines are also subject to routine periodic inspections. When a change in service of a storage tank occurs, maintenance costs will generally be greater due to increased costs of tank cleaning and hazardous material disposal. The cost of our maintenance is dependent upon the level of repairs deemed necessary as a result of the inspection of the specific asset.
The increase in maintenance costs during the first nine months of 2013 is in part due to changes in service of certain storage tanks ($2.3 million) and these costs are not considered recurring. The remaining increase in maintenance expenses over 2012 are primarily the result of the timing of the performance of the maintenance in the first nine months of 2013 versus the first nine months of 2012. The timing of our maintenance procedures is somewhat dependent upon available resources or in connection with other concurrent work at the facility. Maintenance expense for the nine months ended September 30, 2013 was $30.8 million compared to $21.2 million for the same period in 2012.
General and Administrative Expenses. The increase in general and administrative expenses resulted from higher back office expense principally due to filling of positions during the later part of 2012 that were vacated in early 2012 when administrative functions were consolidated to a single location. This increase was partially offset by reduced facility costs from maintaining a single location in 2013 versus two locations in 2012.
Loss on Disposal of Assets. The loss on disposal of assets during 2012 resulted from the sale of minor pipeline assets.
Depreciation and Amortization. Depreciation increased due to the ongoing expansion of our Delaware Basin logistics system.
Operating Loss. The increase was primarily the result of higher operating and maintenance expenses and depreciation and amortization, offset by increased revenues.
Other, Net. Miscellaneous income and expense remained relatively unchanged.

Liquidity and Capital Resources
Historically, our sources of liquidity included funding from Western. Our cash receipts were deposited in Western’s bank accounts and all cash disbursements were made from these accounts. Thus, historically our financial statements have reflected no cash balances. Following the Offering, we have separate bank accounts, but Western provides treasury services on our general partner’s behalf under our omnibus agreement. Following completion of the Offering, Western retained the working capital of the Predecessor, as these balances represented assets and liabilities related to the Predecessor’s assets prior to the closing of the Offering.
In addition to the retention of $75.0 million of the net proceeds from this offering for general partnership purposes and subsequent to initiation of our commercial and service agreements with Western effective as of October 16, 2013, we expect our ongoing sources of liquidity to include cash generated from operations through service fees charged to Western, borrowings under our new revolving credit facility and the issuance of additional equity or debt securities, subject to market conditions. We expect that these sources of funds will be adequate to provide for our short-term and long-term liquidity needs.
Beginning as of the Offering date of October 16, 2013 we intend to pay a minimum quarterly distribution of $0.2875  per unit per complete quarter, or $1.15 per unit on an annualized basis, which aggregates to $13.1 million per quarter and $52.5 million per year based on the number of common and subordinated units to be outstanding immediately after completion of the Offering. We will not pay distributions to the public for the period beginning October 1, 2013 through October 15, 2013, and we will adjust the amount of our distribution for the period October 16, 2013 through December 31, 2013. We do not have a legal obligation to pay this distribution.
Revolving Credit Facility
On October 16, 2013, we entered into a $300.0 million senior secured revolving credit agreement ("Credit Agreement") with Wells Fargo Bank, National Association, as administrative agent, and a syndicate of lenders. We have the ability to increase the total commitment of the revolving credit facility by up to $200.0 million for a total facility size of up to $500.0 million, subject to receiving increased commitments from lenders or other financial institutions and satisfaction of certain conditions. The Credit Agreement includes a $25.0 million sublimit for standby letters of credit and a $10.0 million sublimit for swing line loans. Obligations under the Credit Agreement and certain cash management and hedging obligations are guaranteed by all of our subsidiaries and, with certain exceptions, will be guaranteed by any subsidiaries formed or acquired after the closing of the Offering, and are secured by a first priority lien on substantially all of our material assets. The revolving credit facility will mature on October 16, 2018. Borrowings under the revolving credit facility will bear interest at either a base rate plus an applicable margin ranging from 0.75% to 1.75%, or at LIBOR plus an applicable margin ranging from 1.75% to 2.75%. The applicable margin will vary based upon our Consolidated Total Leverage Ratio, as defined in the Credit Agreement.
The Credit Agreement contains affirmative and negative covenants customary for revolving credit facilities of this nature that, among other things, limit or restrict our ability to incur or guarantee debt, grant liens on our assets, make investments, make cash distributions, redeem or repurchase units, amend material contracts, engage in business activities (other than our business as described herein), engage in mergers, consolidations and other organizational changes, sell, transfer or otherwise dispose of assets or enter into burdensome agreements or enter into transactions with affiliates on terms that are not arm’s length.
Additionally, we are required to maintain the following financial ratios, each tested on a quarterly basis for the immediately preceding four quarter period then ended: (a) consolidated EBITDA (as defined in the credit agreement) to cash interest expense of at least 2.50 to 1.00, (b) funded debt (net of up to $20 million of unrestricted cash) to consolidated EBITDA of not greater than 4.00 to 1.00 (or 4.50 to 1.00 at any time after we have issued at least $100 million of unsecured notes) and (c) after we have issued at least $100 million of unsecured notes, funded debt secured by liens (net of up to $20 million of unrestricted cash) to consolidated EBITDA of not greater than 3.50 to 1.00.
The Credit Agreement contains events of default customary for revolving credit facilities of this nature, including, but not limited to (and subject to grace periods in certain circumstances), the failure to pay any principal, interest or fees when due, failure to perform or observe any covenant contained in the credit agreement or related documentation, any representation or warranty made in the credit agreement or related documentation being untrue in any material respect when made, default under certain material debt agreements, commencement of bankruptcy or other insolvency proceedings, certain changes in our ownership or the ownership or board composition of our general partner and material judgments or orders. Upon the occurrence and during the continuation of an event of default under the credit agreement, the lenders may, among other things, terminate their commitments, declare any outstanding loans to be immediately due and payable and/or exercise remedies against us and the collateral as may be available to the lenders under the credit agreement and related documentation or applicable law.
Cash Flows
The following table sets forth our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
	2013	2012	Change
	(In thousands)
Net cash used in operating activities	$(53,977)	$(36,350)	$(17,627)
Net cash used in investing activities	(56,070)	(11,277)	(44,793)
Net cash provided by financing activities	110,047	47,627	62,420
Net change in cash and cash equivalents	$—	$—	$—
The decrease in net cash from operating activities was primarily the result of the following net changes between years:

•Net loss ($14.7 million increase);
•Accounts payable and accrued liabilities ($4.7 million decrease);
•Depreciation and amortization ($1.2 million increase); and
•Prepaid expenses ($1.0 million increase).
The changes in components making up net loss and depreciation and amortization occurred for reasons discussed above. The change in accounts payable and accrued liabilities was primarily due to a decrease in payables associated with accrued property taxes and accrued payroll.
Cash flows used in operating activities for the nine months ended September 30, 2013 combined with capital received from Western of $110.0 million were primarily used to fund capital expenditures of $56.1 million and operating costs.
Capital Expenditures
Our capital requirements have consisted of and are expected to continue to consist of maintenance capital expenditures and expansion capital expenditures. Maintenance capital expenditures include expenditures required to maintain equipment reliability, tankage and pipeline integrity and safety, and to address environmental regulations. Expansion capital expenditures include expenditures to acquire assets and expand existing facilities that increase throughput capacity of our pipelines and in our terminals or increase storage capacity at our storage facilities. Capital expenditures for the three and nine months ended September 30, 2013 were $20.0 million and $56.1 million, respectively, primarily for continued construction of the Delaware Basin system. For the years ended December 31, 2012 and 2011, the Predecessor incurred a total of $5.9 million and $3.3 million, respectively, in maintenance capital expenditures and expended $20.8 million and $0.7 million, respectively, for expansion capital expenditures, including $18.7 million for the Delaware Basin system. The Predecessor’s capital funding requirements were funded by capital contributions from Western.
Following the Offering, we expect that we will rely primarily upon external financing sources, including borrowings under our revolving credit facility and the issuance of debt and equity securities, to fund any significant future expansion capital expenditures.
Contractual Obligations
Information regarding our contractual obligations of the types described below as of December 31, 2012 is set forth in the following table:

	Payments Due by Period
	Totals	2013	2014 and 2015	2016 and 2017	2018 and Beyond
	(In thousands)
Operating lease obligations	$126	$48	$26	$10	$42
Other obligations (1)	482	482	—	—	—
Total obligations	$608	$530	$26	$10	$42
——————

(1)	Relates to a utility and power service agreement.
Off-Balance Sheet Arrangements
We have not entered into any transactions, agreements or other contractual arrangements that would result in off-balance sheet liabilities.
Regulatory Matters
Our interstate common carrier crude oil pipeline operations are subject to rate regulation by the FERC under the Interstate Commerce Act and the Energy Policy Act of 1992. Our pipelines, gathering systems and terminal operations are also subject to safety regulations adopted by the U.S. DOT.
Environmental and Other Matters
Environmental Regulation. Our operations are subject to extensive and frequently changing federal, state and local laws, regulations and ordinances relating to the protection of the environment. Among other things, these laws and regulations govern the emission or discharge of pollutants into or onto the land, air and water, the handling and disposal of solid and hazardous wastes and the remediation of contamination. As with the industry generally, compliance with existing and anticipated environmental laws and regulations increases our overall cost of business, including our capital costs to develop, maintain, operate and upgrade equipment and facilities. While these laws and regulations affect our maintenance capital expenditures and net income, we believe they do not affect our competitive position, as the operations of our competitors are similarly affected. We believe our facilities are in substantial compliance with applicable environmental laws and regulations. However, these laws and regulations are subject to changes, or to changes in the interpretation of such laws and regulations, by regulatory authorities, and continued and future compliance with such laws and regulations may require us to incur significant expenditures. Additionally, violation of environmental laws, regulations and permits can result in the imposition of significant administrative, civil and criminal penalties, injunctions limiting our operations, investigatory or remedial liabilities or construction bans or delays in the development of additional facilities or equipment. Additionally, a release of hydrocarbons or hazardous substances into the environment could, to the extent the event is not insured, subject us to substantial expenses, including costs to comply with applicable laws and regulations and to resolve claims by third parties for personal injury or property damage, or by the U.S. federal government or state governments for natural resources damages. These impacts could directly and indirectly affect our business and have an adverse impact on our financial position, results of operations and liquidity. We cannot currently determine the amounts of such future impacts.
Environmental Liabilities. Western has been party to various litigation and contingent loss matters, including environmental matters, arising in the ordinary course of business. The outcome of these matters cannot always be accurately predicted. Historically, such costs incurred by the Predecessor have been immaterial.  We are not currently aware of any environmental or other asserted or unasserted claims against the Predecessor or that involve the Contributed Assets that would be expected to have a material effect on our financial condition, results of operations or cash flows. As part of the omnibus agreement, Western will indemnify us for certain environmental cleanup expenses.
Qualitative and Quantitative Disclosures about Market Risk
The information about market risks for the nine months ended September 30, 2013, does not differ materially from that disclosed in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in the prospectus dated and as filed with the SEC on October 10, 2013.
Seasonality
The crude oil, refined product and asphalt throughput in our pipelines and terminals is directly affected by the level of supply and demand for crude oil, refined products and asphalt in the markets served directly or indirectly by our assets. However, many effects of seasonality on our revenues will be substantially mitigated through our fee-based commercial agreements with Western that include minimum monthly volume commitments.

Item 4.	Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of September 30, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013.
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings
Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not a party to any litigation or governmental or other proceeding that we believe will have a material adverse impact on our combined financial condition or results of operations. In addition, under our omnibus agreement, Western will indemnify us for liabilities relating to litigation matters attributable to the ownership or operation of the Contributed Assets prior to the closing of the Offering.
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in the section entitled “Risk Factors” in the prospectus related to the Offering of our common units dated and as filed with the SEC October 10, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On October 9, 2013, our registration statement on Form S-1 (SEC Registration No. 333-190135), as amended through the time of its effectiveness, that we filed with the SEC relating to the Offering was declared effective. Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays Capital Inc. served as representatives of the several underwriters for the Offering. On October 16, 2013, we closed the Offering of 15,812,500 common units (including 2,062,500 common units acquired under an over-allotment option that was fully exercised by the underwriters) at a price of $22.00 per common unit, resulting in gross proceeds of approximately $347.9 million.
A summary of the proceeds received and the use of proceeds was as follows (in thousands):

Proceeds received from sale of common units	$347,875

Use of proceeds:
Underwriting discounts and commissions	$20,873
Structuring fees	1,739
Estimated offering expenses	2,800
Revolving credit agreement fees	2,579
Retained for working capital	75,000
Distributed to Western Refining, Inc.	244,884
Total	$347,875

ITEM 6. EXHIBITS.
Exhibit Index**

Exhibit Number	Description
3.1
Certificate of Limited Partnership of Western Refining Logistics, LP (incorporated by reference to Exhibit 3.1 to WNRL's Registration Statement on Form S-1 (File No. 333-190135), filed with the SEC on July 25, 2013)

3.2
First Amended and Restated Limited Partnership Agreement of Western Refining Logistics, LP (incorporated by reference to Exhibit 3.2 to WNRL's Current Report on Form 8-K, filed with the SEC on October 22, 2013)

3.3
Certificate of Formation of Western Refining Logistics GP, LLC (incorporated by reference to Exhibit 3.3 to WNRL's Registration Statement on Form S-1 (File No. 333-190135), filed with the SEC on July 25, 2013)

3.4
First Amended and Restated Limited Liability Company Agreement of Western Refining Logistics GP, LLC (incorporated by reference to Exhibit 3.3 to WNRL's Current Report on Form 8-K, filed with the SEC on October 22, 2013)

31.1*	Certification Statement of Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Statement of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Statement of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Statement of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Interactive Data Files
——————
* Filed herewith
** Reports filed under the Securities Exchange Act of 1934, as amended (Form S-1, Form 10-Q, and Form 8-K) are under File No. 333-190135.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
WESTERN REFINING LOGISTICS, LP
BY: WESTERN REFINING LOGISTICS GP, LLC

Signature	Title	Date

/s/ Gary R. Dalke	Chief Financial Officer	November 20, 2013
Gary R. Dalke	(Principal Financial Officer)