Form 10-K
period 2013-12-31
Western Refining Logistics, LP
filed 2014-03-12
CIK 1581908

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File Number: 001-36114
WESTERN REFINING LOGISTICS, LP
(Exact name of registrant as specified in its charter)

Delaware	46-3205923
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

123 W. Mills Avenue, Suite 200	79901
El Paso, Texas	(Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code: (915) 534-1400
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Units Representing Limited Partner Interests	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s equity was not listed on any domestic exchange or over-the-counter market. The registrant’s common units began trading on the New York Stock Exchange on October 10, 2013.
As of March 7, 2014, there were 22,811,000 common units and 22,811,000 subordinated units outstanding.

WESTERN REFINING LOGISTICS, LP

EXPLANATORY NOTE
On October 16, 2013, Western Refining Logistics, LP (“WNRL” or the "Partnership") completed its initial public offering (the "Offering") of 15,812,500 common units, including a 2,062,500 common unit over-allotment option that was fully exercised by the underwriters, to the public at a price of $22.00 per unit. Unless the context otherwise requires, references in this report to Western Refining Logistics, LP, Predecessor, the “Predecessor,” and “we,” “our,” “us” or like terms, when used in context of periods prior to October 16, 2013, refer to Western Refining Logistics, LP, Predecessor, our predecessor for accounting purposes that consists of the assets, liabilities and results of operations of certain pipeline and gathering assets and terminalling, transportation and storage assets of Western Refining Inc. ("Western"). Western and certain of its subsidiaries operated and held these assets and contributed the majority of these assets to us in conjunction with the Offering. References in this report to “Western Refining Logistics, LP,” “WNRL,” and “we,” “our,” “us” or like terms used in context of periods on or after October 16, 2013, refer to Western Refining Logistics, LP and its subsidiaries. See Note 3, Initial Public Offering, to our consolidated financial statements for information regarding the closing of the Offering.
FORWARD-LOOKING STATEMENTS
Some of the information in this Annual Report on Form 10-K may contain forward-looking statements. Forward-looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential” or “continue” and similar expressions are used to identify forward-looking statements. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Form 10-K. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties.
Forward-looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may or may not be realized. Some of these expectations may be based upon assumptions or judgments that prove to be incorrect. In addition, our business and operations involve numerous risks and uncertainties, many that are beyond our control that could result in our expectations not being realized or otherwise materially affect our financial condition, results of operations and cash flows.
Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, the following:

•
changes in the business strategy or activity levels of Western, which may be impacted by a variety of factors, including changes in crack spreads, changes in the spread between WTI crude oil and WTS crude oil, also known as the sweet/sour spread and changes in the spread between WTI crude oil and Dated Brent crude oil and between WTI Cushing crude oil and WTI Midland crude oil;

•	changes in general economic conditions;

•	competitive conditions in our industry;

•	actions taken by third-party operators, processors and transporters;

•	the demand for crude oil, refined and other products and transportation and storage services;

•	the supply of crude oil in the regions in which we and Western operate;

•	interest rates;

•	labor relations;

•	changes in the availability and cost of capital;

•	changes in tax status;

•
operating hazards, natural disasters, weather-related delays, casualty losses and other matters, including those that may result in a force majeure event under our commercial agreements with Western, that may be beyond our control;

•	the effects of existing and future laws and governmental regulations and the manner in which they are interpreted and implemented;

•	changes in insurance markets impacting costs and the level and types of coverage available;

•	disruptions due to equipment interruption or failure at our facilities, Western’s facilities or third-party facilities on which our business is dependent;

•	our ability to successfully implement our business plan;

•	the effects of future litigation; and

•	other factors discussed in more detail under Part 1. - Item 1A Risk Factors of this report that are incorporated herein by this reference.
Any one of these factors or a combination of these factors could materially affect our financial conditions, results of operations or cash flows and could influence whether any forward-looking statements ultimately prove to be accurate. You are urged to consider these factors carefully in evaluating any forward-looking statements and are cautioned not to place undue reliance on these forward-looking statements.
Although we believe the forward-looking statements we make in this report related to our plans, intentions and expectations are reasonable, we can provide no assurance that such plans, intentions or expectations will be achieved. These statements are based on assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate in the circumstances. Such statements are subject to a number of risks and uncertainties, many that are beyond our control. The forward-looking statements included herein are made only as of the date of this report and we are not required to update any information to reflect events or circumstances that may occur after the date of this report, except as required by applicable law.

PART I
Item 1. Business
Overview
WNRL is a fee-based, growth-oriented, Delaware master limited partnership that Western formed to own, operate, develop and acquire terminals, storage tanks, pipelines and other logistics assets. On October 16, 2013, WNRL completed its initial public offering of 15,812,500 common units representing limited partner interests including 2,062,500 common units issued through the exercise of the underwriters' over-allotment option. WNRL filed a registration statement on Form S-1 with respect to the Offering and the SEC declared the Form S-1 effective on October 9, 2013. WNRL's common units began trading on the New York Stock Exchange on October 10, 2013, under the symbol “WNRL.”
The financial results presented and related discussion and analysis include the consolidated financial position, results of operations and cash flow information of the Predecessor. The Predecessor historically operated its assets in support of Western's business without an intent to generate independent revenues. Effective October 16, 2013, concurrent with the closing of the Offering, we entered into fee based commercial and service agreements with Western under which we operate our initial assets (the "Contributed Assets") for the purpose of generating fee based revenues. The Contributed Assets consist of pipeline and gathering infrastructure and terminalling, transportation and storage assets in the Southwestern portion of the U.S., including approximately 300 miles of pipelines and approximately 7.9 million barrels ("bbls") of active storage capacity, as well as other assets. Most of our assets are integral to the operations of Western’s El Paso, Texas and Gallup, New Mexico refineries (Western’s “El Paso Refinery” and “Gallup Refinery,” respectively).
Our assets and operations are organized into a single reportable segment and are all located and conducted in the United States. See Item 8. Financial Statements and Supplementary Data for financial information on our operations and assets that is incorporated herein by reference.
The Contributed Assets consist of the following:

•
Pipeline and Gathering Assets. Our pipeline and gathering assets consist of approximately 300 miles of crude oil pipelines and gathering systems and approximately 569,000 barrels of active crude oil storage located primarily in the Delaware Basin in the Permian Basin area of west Texas and southern New Mexico and in the Four Corners area in northwestern New Mexico. These assets provide Western’s El Paso and Gallup Refineries with access to high quality, cost-advantaged crude oil.

•
Terminalling, Transportation and Storage Assets. Our terminalling, transportation and storage assets consist of terminals and storage assets located on site at each of Western’s El Paso and Gallup Refineries and stand-alone refined products terminals located in Bloomfield and Albuquerque, New Mexico. These assets include approximately 6.9 million barrels of active shell storage capacity. These assets primarily receive, store and distribute crude oil, feedstock and refined products for Western’s refineries. We also provide fee-based asphalt terminalling and processing services at an asphalt plant and terminal in El Paso and asphalt terminalling services at three stand‑alone asphalt terminals located in Albuquerque, New Mexico and Phoenix and Tucson, Arizona that have a combined storage capacity of approximately 473,000 barrels.

The following map depicts the locations of our assets (not to scale):

CO
KS
OK
San Juan Basin
Bloomfield
Bisti
Pettigrew
Lybrook
Star Lake
Gallup
AZ
Albuquerque
NM
TX
Phoenix
Tucson
Permian Basin
Western Refining Logistics
El Paso
Kinder Morgan
Mason Station
Wink
Kinder Morgan
McCamey
Mexico
WNR Refineries
Asphalt Plant/Terminal
Transportation & Storage
Refined Products Terminal
Pipelines
Third-Party Crude Oil Pipelines

Ownership of Western Refining Logistics, LP
The following simplified diagram depicts our organizational structure as of December 31, 2013:
All of our incentive distribution rights are held by our general partner and our units are held as follows:

Public Common Units	34.7%
Common Units held by Western	15.3%
Subordinated Units held by Western	50.0%
Non-Economic General Partner Interest held by Western Refining Logistics GP, LLC	—
Total	100.0%

Agreements with Western
The agreements described below became effective on October 16, 2013, concurrent with the closing of the Offering. The fees under each of these agreements are indexed for inflation and apply only to services WNRL provides to Western. These agreements include provisions that permit Western to suspend, reduce or terminate its obligations under the applicable agreement if certain events occur. These events include Western deciding to permanently or indefinitely suspend refining operations at either of its refineries as well as certain extraordinary events beyond the control of us or Western that would prevent us from performing required services under the applicable agreement.
Commercial Agreements
We derive substantially all of our revenue from two 10-year, fee-based agreements with Western (one for pipeline and gathering services and another for terminalling, transportation and storage services), supported by minimum volume commitments and annual adjustments to fees, that we and Western may renew for two additional five-year periods upon mutual agreement. Under these agreements, we provide various pipeline, gathering, transportation, terminalling and storage services to Western, and Western has committed to provide us with minimum fees based on minimum monthly throughput volumes of crude oil and refined and other products and reserved storage capacity.
Pipeline and Gathering Services Agreement
We entered into a pipeline and gathering services agreement with Western under which we agreed to transport crude oil on our Permian Basin system primarily for use at Western’s El Paso Refinery and on our Four Corners system primarily for use at Western’s Gallup Refinery. We charge Western fees for pipeline movements, truck offloading and product storage.
Terminalling, Transportation and Storage Services Agreement
We entered into a terminalling, transportation and storage services agreement with Western under which we agreed to, among other things, distribute products produced at Western’s refineries, connect Western’s refineries to third-party pipelines and systems and provide fee-based asphalt terminalling and processing services. At our network of crude oil and refined products terminals and related assets and storage facilities, we charge Western fees for crude oil, blendstock and refined product storage, shipments into and out of storage and additive and blending services. At our asphalt plant and terminal in El Paso and our three stand-alone asphalt terminals, we charge Western fees for asphalt storage, shipments into and out of asphalt storage and asphalt processing and blending services.
Western’s obligations under these commercial agreements will not terminate if Western no longer controls our general partner.
Omnibus Agreement
We entered into an omnibus agreement with Western, certain of its subsidiaries and our general partner. The omnibus agreement addresses the following items:

•
our obligation to reimburse Western for the provision by Western of certain general and administrative services (this reimbursement is in addition to certain expenses of our general partner and its affiliates that are reimbursed under our partnership agreement and services agreement), as well as certain other direct or allocated costs and expenses incurred by Western on our behalf;

•	our rights of first offer to acquire certain logistics assets from Western;

•
an indemnity by Western for certain environmental and other liabilities and our obligation to indemnify Western for events and conditions associated with the operation of our assets that occur after closing of the Offering and for environmental liabilities related to our assets to the extent Western is not required to indemnify us;

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
Services Agreement
We entered into a services agreement with Western under which Western provides certain personnel for operational services under our supervision in support of our pipeline and gathering assets and terminalling and storage facilities. We reimburse Western for the cost of these services, including routine and emergency maintenance and repair services, routine operational activities, routine administrative services, construction and related services and other services as we and Western may mutually agree. Western prepares a maintenance, operating and capital budget on an annual basis subject to our approval. Western submits actual expenditures to us monthly for reimbursement.

We may terminate any of the services provided by the personnel provided by Western upon 30 days prior written notice. Either party may terminate this agreement upon prior written notice if the other party is in material default under the agreement and such party fails to cure the material default within 20 business days. The services agreement has an initial term of ten years and may be renewed by two additional five-year terms upon our agreement with Western evidenced in writing prior to the end of the initial term of ten years or the first renewal term of five years. If a force majeure event prevents a party from carrying out its obligations (other than to make payments due) under the agreement, such obligations, to the extent affected by force majeure, will be suspended during the continuation of the force majeure event. These force majeure events include acts of God, strikes, lockouts or other industrial disturbances, wars, riots, fires, floods, storms, orders of courts or governmental authorities, explosions, terrorist acts, accidental disruption of service, breakage, breakdown of machinery, storage tanks or lines of pipe and inability to obtain or unavoidable delays in obtaining material or equipment and any other circumstances not reasonably within the control of the party claiming suspension and that by the exercise of due diligence such party is unable to prevent or overcome.
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
Our Assets and Operations
Pipeline and Gathering
Our pipeline and gathering assets are strategically positioned to support crude oil supply options for Western’s El Paso and Gallup Refineries as well as third parties and consist of crude oil pipelines and gathering assets located primarily in the Delaware Basin in the Permian Basin area of west Texas and southern New Mexico and in the Four Corners area of northwestern New Mexico. These systems gather and transport crude oil by truck and pipeline from various production locations to Western’s refineries utilizing approximately 300 miles of pipeline; 29 crude oil storage tanks with a total combined active shell storage capacity of approximately 569,000 barrels; eight truck loading and unloading locations; and 14 pump stations.

Our pipeline and gathering assets consist of the following:

•
 Permian Basin System. Our Permian Basin system includes our Delaware Basin system and other crude oil gathering assets in west Texas. The following map shows the locations of the assets comprising our Permian Basin system (not to scale):

1. Main 12-inch Pipeline
2. West 10-inch Pipeline and CR-285 Crude Oil Station
3. East 10-inch Pipeline CR-1 Crude Oil Station
4. T Station Crude Oil Facility
5. Mason Station Crude Oil Facility
6. McCamey Crude Oil Station
7. Riverbend 4-inch Gathering Pipeline
NM
TX
Permian Basin
El Paso
Kinder Morgan
Mason Station
Wink
Kinder Morgan
Delaware Basin
McCamey
Western Refining Logistics
WNR Refineries
Crude Oil Pipelines
Third-Party Crude Oil Pipelines

The primary components of our Permian Basin system include:

•
Delaware Basin System. Our Delaware Basin system includes approximately 38 miles of 10-inch and 12-inch mainlines located in southeast New Mexico and west Texas and handles crude oil produced in the Delaware Basin area of the Permian Basin. The Main 12-inch pipeline and the East 10-inch pipeline were placed into service in July 2013. The West 10-inch pipeline was placed into service in August 2013. The Delaware Basin system is designed to handle up to 138,000 barrels per day ("bpd"), comprised of a mainline capacity of 100,000 bpd and truck unloading capacity of 38,000 bpd and is operated from a central control station located in Bloomfield, New Mexico. Its primary components include:

•
Main 12-inch Pipeline. This 12-inch crude oil pipeline is approximately 20 miles in length and connects our Mason Station crude oil facility to our T Station crude oil facility. This pipeline was placed into service in July 2013;

•
West 10-inch Pipeline and CR-285 Crude Oil Station. This 10-inch crude oil pipeline is approximately 7 miles in length and has a capacity in excess of 75,000 bpd. It extends westward from our T Station crude oil facility. This West segment of the system includes a two-bay truck loading and unloading location and associated storage permitting truck deliveries of up to 10,800 bpd. This pipeline and crude oil station was placed into service in August 2013;

•
East 10-inch Pipeline and CR-1 Crude Oil Station. This 10-inch crude oil pipeline is approximately 12 miles in length and has a capacity in excess of 75,000 bpd. It extends eastward from our T Station crude oil facility. This East segment of the system includes a two-bay truck loading and unloading location and associated storage permitting truck deliveries of up to 10,800 bpd. This pipeline and crude oil station was placed into service in July 2013;

•
T Station Crude Oil Facility. Our T Station crude oil facility operates as a station for aggregating crude oil deliveries from the West 10-inch pipeline and East 10-inch pipeline and contains a staging tank with a combined shell storage capacity of 30,000 barrels. The T Station crude oil facility was placed into service in August 2013; and

•
Mason Station Crude Oil Facility. Our Mason Station crude oil facility is located in Reeves County, Texas and receives crude oil produced in southern New Mexico and west Texas. This facility consists of two 80,000 barrel crude oil storage tanks, a seven-bay truck loading and unloading location and nine automatic custody transfer units. This facility has a capacity of up to 38,000 bpd by truck and a capacity of up to 100,000 bpd from our Main 12-inch pipeline. Our Mason Station crude oil facility is connected to Kinder Morgan’s Mason Junction pump station that injects crude oil into the Kinder Morgan Wink pipeline for delivery to Western’s El Paso Refinery. This crude oil facility was placed into service in April 2013.

•
Other Permian Basin Crude Gathering Assets. We own other crude gathering assets in west Texas that handle crude oil produced in the Permian Basin with an aggregate capacity of approximately 8,000 bpd. Kinder Morgan Wink Pipeline LLC operates these assets for us. These assets include:

•
McCamey Crude Oil Station. Our McCamey crude oil station is located in Upton County, Texas and receives crude oil produced in west Texas. This station consists of a four-bay truck rack and crude receipt tanks. This facility has a capacity of up to 5,700 bpd by truck. Our McCamey crude oil station is connected to Plains All American Pipeline, LP’s (“Plains”) McCamey crude oil terminal that either injects crude oil into the Kinder Morgan Wink pipeline for delivery to Western’s El Paso Refinery or into Plains’ McCamey crude oil terminal for delivery to Midland, Texas; and

•
Riverbend 4-inch Gathering Pipeline. Our four-inch crude oil pipeline is approximately 3 miles in length and connects the Riverbend crude oil tanks in Crane County, Texas owned by third parties to the Kinder Morgan Wink pipeline for delivery to Western’s El Paso Refinery via Kinder Morgan’s Cordona Lake gathering system.

•
Four Corners System. Our Four Corners system includes approximately 257 miles of gathering and mainlines in northwestern New Mexico that gather and transport crude oil and condensate produced in the San Juan and Paradox Basin areas of New Mexico and Utah (referred to, collectively as, “Four Corners area crude oil”) and deliver it to Western’s Gallup Refinery. This Four Corners area crude oil is received via truck and pipeline at our Bloomfield terminal and at crude oil stations we own located in Bisti, New Mexico; Lybrook, New Mexico; Pettigrew, New Mexico; and Star Lake, New Mexico. This system has a delivery capacity of up to approximately 31,600 bpd to Western’s Gallup Refinery. The following map shows the location of the assets comprising our Four Corners system (not to scale):

1. San Juan 6-inch Pipeline
2. West 6-inch Pipeline
3. TexNew Mex 16-inch Pipeline Segment
4. East 6-inch Pipeline
5. Wingate 4-inch NGL Pipeline
CO
AZ
NM
San Juan Basin
Bloomfield
Bisti
Pettigrew
Lybrook
Star Lake
Gallup
Western Refining Logistics
WNR Refineries
Crude Oil Pipelines
NGL Pipeline

The Four Corners system’s primary components include:

•
 San Juan 6-inch Pipeline. This six-inch crude oil pipeline is approximately 18 miles in length and connects our Bloomfield terminal to our Bisti crude oil station. It handles Four Corners area crude oil;

•
West 6-inch Pipeline. This six-inch crude oil pipeline is approximately 77 miles in length and connects our Bisti crude oil station to Western’s Gallup Refinery. It handles Four Corners area crude oil;

•
TexNew Mex 16” Pipeline Segment. This portion of the 16-inch crude oil pipeline is approximately 43 miles in length and connects our Bisti crude oil station to our Star Lake, New Mexico crude oil station. It handles Four Corners area crude oil;

•
East 6-inch Pipeline. This six-inch crude oil pipeline is approximately 105 miles in length and connects our Pettigrew crude oil station to our Star Lake, New Mexico crude oil station and also Western’s Gallup Refinery. It handles Four Corners area crude oil;

•
Wingate 4-inch NGL Pipeline. This four-inch NGL pipeline is approximately 14 miles in length and connects Phillips 66’s NGL plant located in Gallup, New Mexico to Western’s Gallup Refinery. It transports NGLs as a feedstock for Western’s Gallup Refinery; and

•
Other. The Bisti, Star Lake, Lybrook and Pettigrew Stations combine to have (i) 18 crude oil storage and breakout tanks with a total combined capacity of approximately 356,000 barrels; (ii) four truck receipt locations and (iii) a connection point with the Navajo Nation Oil and Gas Company Running Horse pipeline.

The following tables set forth certain information regarding our pipeline and gathering assets:

	Summary of Assets
	Length (miles)	Capacity
Mainline Movements (bpd)
Delaware Basin	41	100,000
Four Corners (1)	257	58,800
Total		158,800
Gathering (Truck Offloading) (bpd)
Mason Station	—	37,800
CR-285 (2) (3)	—	10,800
CR-1 (3)	—	10,800
McCamey Station	—	5,700
Four Corners	—	22,800
Total Gathering Capacity		87,900
Pipeline Tank Storage (bbls)
Delaware Basin	—	212,400
Four Corners	—	356,449
Total Pipeline Tank Storage		568,849

(1)	The total capacity to transport crude oil to the Gallup Refinery on the West 6-inch and East 6-inch pipelines is 31,600 bpd.

(2)	Placed into service in August 2013.

(3)	These volumes would ship on the Delaware Basin mainline and are included in the 100,000 bpd capacity.

	Historical Volumes
	October 16, 2013 through December 31, 2013	January 1, 2013 through October 15, 2013	Year ended December 31,
			2012	2011
	WNRL	Predecessor	Predecessor	Predecessor
Mainline Movements (bpd)
Delaware Basin	10,870	1,223	—	—
Four Corners	37,922	38,136	33,629	31,355
Total Mainline Movements	48,792	39,359	33,629	31,355
Gathering (Truck Offloading) (bpd)
Mason Station	11,752	5,477	137	—
McCamey Station	5,364	2,834	1,701	1,632
Four Corners	11,693	8,044	6,105	5,973
Total Gathering (Truck Offloading)	28,809	16,355	7,943	7,605
Pipeline Gathering and Injection System (bpd)
McCamey Station	1,563	1,558	1,488	1,647
Four Corners	20,801	22,744	20,624	20,244
Total Pipeline Gathering and Injection	22,364	24,302	22,112	21,891
Pipeline Tank Storage (bbls)(1)
Delaware Basin	147,984	14,483	6,667	—
Four Corners	356,449	356,449	356,449	356,449
Total Pipeline Tank Storage	504,433	370,932	363,116	356,449

(1)	Represents a weighted-average actual shell storage capacity for the periods indicated.

Terminalling, Transportation and Storage
Our terminalling, transportation and storage assets support crude oil supply and refined product distribution for Western’s El Paso and Gallup Refineries as well as third parties and primarily consist of storage tanks, terminals, transportation and other assets located in El Paso, Texas, Gallup, Bloomfield and Albuquerque, New Mexico and Phoenix and Tucson, Arizona. These assets include crude oil, feedstock, blendstock, refined product and asphalt storage tanks with a total combined shell storage capacity of approximately 7.4 million barrels; truck loading racks; railcar loading racks; pump stations and pipeline and related logistics assets to service Western’s operations. The following map shows the location of our terminalling, transportation and storage assets (not to scale):

CO
Bloomfield
AZ
Gallup
Albuquerque
Phoenix
NM
Tucson
El Paso
TX
Western Refining Logistics
WNR Refineries
Asphalt Plant/Terminal
Transportation & Storage
Refined Products Terminal

Our terminalling, transportation and storage assets consist of the following:

•
El Paso Tank Farm. Our El Paso tank farm provides Western’s El Paso Refinery with storage, transfer and blending services required to support the refinery’s operations. The tank farm consists of 103 tanks with an aggregate shell storage capacity of approximately 5.1 million barrels operating on land leased from Western under a 10-year agreement. The storage tanks handle refinery feedstock, jet fuel, gasoline, ultra-low sulfur diesel, blending components, crude oil, asphalt, slop oil and NGLs. Short pipelines on the tank farm transfer products to and from the refinery and storage tanks and ultimately to terminals or distribution pipelines. The El Paso tank farm also includes a rail loading facility located on the Burlington Northern Santa Fe and Union Pacific railroads and has railcar manifest loading capability. The rail loading facility handles asphalt, NGLs, feedstock, sulfuric acid and fuel oil.

•
El Paso Refined Products Terminal. Our El Paso refined products terminal distributes refined products supplied by Western’s El Paso Refinery from a six-bay truck loading rack with a capacity to handle approximately 45,000 bpd of gasoline, diesel and jet fuel with associated ethanol, biodiesel and additive blending capabilities. The terminal includes 14 storage tanks with a combined shell storage capacity of 69,900 barrels operating on land leased from Western under a 10-year agreement. The storage tanks handle gasoline, transmix, jet fuel, ultra-low sulfur diesel, bio-diesel, blending components and NGLs.

•
Gallup Tank Farm. Our Gallup tank farm provides Western’s Gallup Refinery with storage and transfer services required to support the refinery’s operations. The tank farm consists of 58 storage tanks with a combined shell storage capacity of approximately 903,700 barrels operating on land leased from Western under a 10-year agreement. The storage tanks handle refined products including ultra-low sulfur diesel, blending components, NGLs and gasoline and refinery feedstocks including crude oil, slop oil, intermediate feedstock and transmix. The

Gallup tank farm also includes a railcar manifest loading facility located on the Burlington Northern Santa Fe railroad. The rail loading facility handles crude oil, intermediate feedstock, NGLs, fuel oil, ethanol and biodiesel.

•
Gallup Refined Products Terminal. Our Gallup refined products terminal distributes refined products supplied by Western’s Gallup Refinery from a six-bay truck loading rack with a capacity to handle approximately 34,000 bpd of gasoline and ultra-low sulfur diesel with associated ethanol, biodiesel and additive blending capabilities. The terminal includes eight storage tanks with a combined active shell storage capacity of 23,350 barrels operating on land leased from Western under a 10-year agreement.

•
Bloomfield Terminal. Our Bloomfield terminal is a crude oil gathering and refined products distribution facility serving Western and third-party customers. The Bloomfield terminal includes 23 storage tanks with combined shell storage capacity of approximately 734,550 barrels operating on land leased from Western under a 10-year agreement. The storage tanks handle Four Corners area crude oil, gasoline, ultra-low sulfur diesel and blending components. The terminal receives crude oil across a four-bay truck unloading rack, de-waters the crude oil and stores it for shipment on our San Juan 6-inch pipeline to our crude oil station in Bisti for further transport to Western’s Gallup Refinery. Our Bloomfield terminal distributes refined products for Western and third-party customers over a four-bay truck loading rack that has ethanol and additive blending capabilities. A pipeline from Artesia, New Mexico, owned by Holly Energy Partners LP provides primary supply to the terminal. The terminal also receives supply by trucks from other locations.

•
Albuquerque Refined Products Terminal. Our Albuquerque refined products terminal distributes approximately 9,000 bpd of gasoline, diesel fuel and ethanol from a two-bay truck loading rack for Western and third-party customers. The truck loading rack has a capacity of up to approximately 27,500 bpd with associated ethanol and additive blending capabilities. The terminal includes nine storage tanks with a combined shell storage capacity of approximately 185,650 barrels operating on land that we own. Western’s El Paso Refinery supplies this terminal via the Magellan common carrier pipeline, owned by Magellan Pipeline Partners LP (“Magellan”), as well as by truck from Western’s Gallup Refinery, our Bloomfield terminal and other locations. Our Albuquerque refined products terminal is also capable of receiving ethanol by truck and rail. The rail loading facility is located on the Burlington Northern Santa Fe railroad.

•
Asphalt Plant and Terminals. We provide fee-based asphalt terminalling and processing services at our asphalt plant and terminal in El Paso, as well as at three stand-alone asphalt terminals in Albuquerque, New Mexico and Phoenix and Tucson, Arizona. Our El Paso asphalt plant is located adjacent to Western’s El Paso Refinery. The plant has the ability to modify asphalt with polymer and polyphosphoric acid that allows for flexibility in meeting stringent performance grade asphalt specifications. The asphalt plant processes two different residual streams that originate from Western’s El Paso Refinery. The asphalt plant can process up to approximately 1,650 tons per day (“tpd”) of asphalt. The related El Paso asphalt terminal distributes asphalt to customers by rail (through its six rail locations) and by truck over a five-bay truck loading rack. Both the El Paso asphalt plant and the related terminal operate on land leased from Western under a 10-year agreement. Our three other asphalt terminals located in Albuquerque, New Mexico and Phoenix and Tucson, Arizona are throughput terminals for finished asphalt with an aggregate terminalling capacity of up to 2,250 tpd. The asphalt plant and terminals have a combined shell storage capacity of approximately 473,000 barrels.

The following table sets forth terminalling and storage capacities of our terminalling, transportation and storage assets:

	Summary of Assets
	Terminalling Capacity (1)	Tank Shell Storage Capacity

Refined Products (bpd)
El Paso Tank Farm	—	5,119,933
El Paso Refined Products Terminal	45,000	61,302
Gallup Tank Farm	—	903,693
Gallup Refined Products Terminal	34,000	23,350
Bloomfield Terminal	27,400	606,152
Albuquerque Refined Products Terminal	19,200	167,516
Total	125,600	6,881,946
Asphalt (tpd)	(2)
El Paso Asphalt Plant	1,650	202,050
Albuquerque Asphalt Terminal	329	38,950
Tucson Asphalt Terminal	822	208,700
Phoenix Asphalt Terminal	1,096	23,775
Total	3,897	473,475

(1)	Terminalling capacity represents the amount of truck loading and unloading capacity currently available for use by our customers.

(2)	One ton of asphalt is approximately equal to 5.7 bbls.

	Historical Volumes
	October 16, 2013 through December 31, 2013	January 1, 2013 through October 15, 2013	Year ended December 31,
			2012	2011
	WNRL	Predecessor	Predecessor	Predecessor
	Terminalling Throughput (bpd or tpd)	Terminalling Throughput (bpd or tpd)	Terminalling Throughput (bpd or tpd)	Terminalling Throughput (bpd or tpd)

Terminalling, Transportation and Storage (bpd):
Shipments into and out of storage (includes asphalt)	381,607	363,359	354,886	346,275

Asphalt Terminalling Services (Shipments - tpd)
El Paso Asphalt Plant	141	560	806	788
Albuquerque Asphalt Terminal	17	91	90	156
Tucson Asphalt Terminal	64	243	221	186
Phoenix Asphalt Terminal	45	215	300	265
Total	267	1,109	1,417	1,395

The following table presents the relationship of volumes and associated revenue for our pipeline, gathering, terminalling, transportation and storage assets during the period from October 16, 2013 to December 31, 2013:

	WNRL
	Historical Volumes	Revenue
		(in thousands)
Pipeline and Gathering (bpd)
Mainline movements	48,792	$4,168
Gathering (truck offloading)	28,809	1,135
Pipeline gathering and injection into system	22,364	90

Terminalling and Transportation (bpd)
Shipments into and out of storage	366,850	4,469
Additive and blending services	302,086	3,194
Shipments into and out of asphalt storage	14,757	1,082
Asphalt processing and blending	6,147	2,035

Storage (bbls)
Crude oil, blendstock and refined product storage	6,881,964	8,829
Asphalt storage	473,468	909
Pipeline tank storage	568,850	729

Total revenue		$26,640
Environmental Regulation
General
Our operations are subject to extensive and periodically changing federal, state and local laws, regulations and ordinances relating to the protection of the environment. Among other things, these laws and regulations govern the emission or discharge of pollutants into or onto the land, air and water, the handling and disposal of solid and hazardous wastes and the remediation of contamination. As with the industry generally, compliance with existing and anticipated environmental laws and regulations increases our overall cost of business, including our capital costs to develop, maintain, operate and upgrade equipment and facilities. While these laws and regulations affect our maintenance capital expenditures and net income, we believe they do not affect our competitive position, as the operations of our competitors are similarly affected. We believe our facilities are in substantial compliance with applicable environmental laws and regulations. However, these laws and regulations are subject to changes, or to changes in the interpretation of such laws and regulations, by regulatory authorities and continued and future compliance with such laws and regulations may require us to incur significant expenditures. Additionally, violation of environmental laws, regulations and permits can result in the imposition of significant administrative, civil and criminal penalties, injunctions limiting our operations, investigatory or remedial liabilities or construction bans or delays in the development of additional facilities or equipment. Additionally, a release of hydrocarbons or hazardous substances into the environment could, to the extent the event is not insured, subject us to substantial expenses, including costs to comply with applicable laws and regulations and to resolve claims by third parties for personal injury or property damage, or by the U.S. federal government or state governments for natural resources damages. These impacts could directly and indirectly affect our business and have an adverse impact on our financial position, results of operations and liquidity. We cannot currently determine the amounts of such future impacts.
Indemnification
Under the omnibus agreement, Western indemnifies us for all known and certain unknown environmental liabilities that are associated with the ownership or operation of our assets and due to occurrences on or before the closing of the Offering. Indemnification for any unknown environmental liabilities is limited to liabilities due to occurrences on or before the closing of the Offering and identified prior to the fifth anniversary of the closing of the Offering and will be subject to a deductible of $100,000 per claim before we are entitled to indemnification. For purposes of calculating the deductible, a “claim” will include all liabilities that arise from a discrete act or event. There is no limit on the amount for which Western indemnifies us under the omnibus agreement once we meet the deductible, if applicable. Western will also indemnify us for failure to obtain certain consents, licenses and permits necessary to conduct our business, including the cost of curing any such condition and litigation matters, in each case that are identified prior to the fifth anniversary of the closing of the Offering. These claims will be subject to an aggregate deductible of $200,000 before we are entitled to indemnification.
Western also indemnifies us for liabilities relating to:

•
the assets contributed to us, other than environmental liabilities, that arise out of the ownership or operation of the assets prior to the closing of the Offering and that are asserted prior to the fifth anniversary of the closing of the Offering;

•
events and conditions associated with any assets retained by Western, other than environmental liabilities associated with the retained assets to the extent caused by our gross negligence or willful misconduct;

•	litigation matters attributable to the ownership or operation of the contributed assets prior to the closing of the Offering;

•
the failure of Western to validly transfer to us any right-of-way, consent, license, permit or approval necessary for us to own or operate the contributed assets in substantially the same manner as owned or operated by Western prior to the Offering; and

•
all tax liabilities attributable to the assets contributed to us arising prior to the closing of the Offering or otherwise related to Western’s contribution of those assets to us in connection with the Offering.

We have agreed to indemnify Western for events and conditions associated with the ownership or operation of our assets that occur after the closing of the Offering and for environmental liabilities related to our assets to the extent Western is not required to indemnify us as described above. There is no limit on the amount for which we will indemnify Western under the omnibus agreement.
Air Emissions and Climate Change
Our operations are subject to the Clean Air Act and its regulations and comparable state and local statutes and regulations in connection with air emissions from our operations. Under these laws, permits may be required before construction can commence on a new source of potentially significant air emissions and operating permits may be required for sources that are already constructed. These permits may require controls on our air emission sources and we may become subject to more stringent regulations requiring the installation of additional emission control technologies.
Future expenditures may be required to comply with the Clean Air Act and other federal, state and local requirements for our various sites, including our pipeline and storage facilities. The impact of future legislative and regulatory developments, if enacted or adopted, could result in increased compliance costs and additional operating restrictions on our business that could have an adverse impact on our financial position, results of operations and liquidity.
These air emissions requirements also affect Western’s refineries from which we will receive substantially all of our revenue. Western has been required in the past and may be required in the future, to incur significant capital expenditures to comply with new legislative and regulatory requirements relating to its operations. To the extent these capital expenditures have a material effect on Western, they could in turn have a material effect on our business and results of operations.
The EPA has issued Renewable Fuels Standards under the Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007. These standards implement mandates to blend renewable fuels into petroleum fuels produced or imported into the United States and require the total volume of renewable transportation fuels (including ethanol and advanced biofuels) blended annually to rise to 36 billion gallons by 2022. The requirements could reduce future demand for petroleum products and thereby have an indirect effect on certain aspects of our business.
Currently, various legislative and regulatory measures to address greenhouse gas emissions (including carbon dioxide, methane and other gases) are in various phases of discussion or implementation. These include requirements effective in January 2010 to report emissions of greenhouse gases to the EPA beginning in 2011 and proposed federal legislation and regulation as well as state actions to develop statewide or regional cap-and-trade programs, each of which require or could require reductions in our greenhouse gas emissions or those of Western. Requiring reductions in greenhouse gas emissions could result in increased costs to (1) operate and maintain our facilities, (2) install new emission controls at our facilities and (3) administer and manage any greenhouse gas emissions programs, including acquiring emission credits or allotments. These requirements may also significantly affect Western’s domestic refinery operations and may have an indirect effect on our business, financial condition and results of operations.
The impact of future regulatory and legislative developments, if adopted or enacted, including any cap-and-trade program, is likely to result in increased compliance costs, increased utility costs, additional operating restrictions on our business and an increase in the cost of products generally. Although such costs may impact our business directly or indirectly by impacting Western’s facilities or operations, the extent and magnitude of that impact cannot be reliably or accurately estimated due to the present uncertainty regarding the additional measures and how they will be implemented.

In August 2012, the EPA and the National Highway Transportation Safety Administration announced final regulations that require increases to corporate average fuel economy for 2017 model year and later passenger cars to the equivalent of 54.5 miles per gallon by 2025. Such increases in fuel economy standards and potential electrification of the vehicle fleet, along with mandated increases in use of renewable fuels discussed above, could result in decreasing demand for petroleum fuels. Decreasing demand for petroleum fuels could materially affect profitability at Western’s refineries that could adversely impact our business, results of operations and cash flows.
Waste Management and Related Liabilities
Several of the environmental laws and regulations affecting our operations relate to the release of hazardous substances or solid wastes into soils, groundwater and surface water and include measures to control pollution of the environment. These laws generally regulate the generation, storage, treatment, transportation and disposal of solid and hazardous waste. They also require corrective action, including investigation and remediation, at a facility where such waste may have been released or disposed.
CERCLA. The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the Superfund law and comparable state laws impose liability, without regard to fault or to the legality of the original conduct, on certain classes of persons that contributed to the release of a “hazardous substance” into the environment. These persons include the former and present owner or operator of the site where the release occurred and the transporters and generators of the hazardous substances found at the site. Under CERCLA, these persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment. In the course of our ordinary operations, we generate waste that falls within CERCLA’s definition of a “hazardous substance” and, as a result, may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites where a release has occurred. Pursuant to our omnibus agreement, Western indemnifies us and will fund all of the costs of required remedial action for Western's known historical and legacy spills and releases and, subject to a deductible per claim of $100,000, for spills and releases, if any, existing but unknown at the time of closing of the Offering to the extent such existing but unknown spills and releases are identified within five years after closing of the Offering.
RCRA. We also generate solid wastes, including hazardous wastes, that are subject to the requirements of the federal Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes. From time to time, the EPA considers the adoption of stricter disposal standards for non-hazardous wastes. Hazardous wastes are subject to more rigorous and costly disposal requirements than are non-hazardous wastes. Any changes in the regulations could increase our maintenance capital expenditures and operating expenses. We continue to seek methods to minimize the generation of hazardous wastes in our operations.
Hydrocarbon Wastes. We currently own and lease and Western has in the past owned and leased, properties where hydrocarbons are being or for many years have been handled. Although we have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other waste may have been disposed of or released on or under the properties owned or leased by us or on or under other locations where these wastes have been taken for disposal. In addition, many of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes was not under our control. These properties and wastes disposed thereon may be subject to CERCLA, RCRA and analogous state laws. Under these laws, we could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators), to clean up contaminated property (including contaminated groundwater) or to perform remedial operations to prevent further contamination.
Water
Our operations can result in the discharge of pollutants, including crude oil and products that we handle, store or transport in the course of our operations. Regulations under the Water Pollution Control Act of 1972 (“Clean Water Act”), the Oil Pollution Act of 1990 (the "Oil Pollution Act") and state laws impose regulatory burdens on our operations. Spill prevention control and countermeasure requirements of federal laws and some state laws require containment to mitigate or prevent contamination of navigable waters in the event of an oil overflow, rupture or leak. For example, the Clean Water Act requires us to maintain Spill Prevention Control and Countermeasure (“SPCC”) plans at many of our facilities. We maintain discharge permits as required under the National Pollutant Discharge Elimination System program of the Clean Water Act and have implemented systems to oversee our compliance efforts.
In addition, the transportation and storage of crude oil and products over and adjacent to water involves risk and subjects us to the provisions of the Oil Pollution Act and related state requirements. Among other requirements, the Oil Pollution Act requires the owner or operator of a facility to maintain an emergency plan to respond to releases of oil or hazardous substances.

Also, in case of any such release, the Oil Pollution Act requires the responsible company to pay resulting removal costs and natural resource damages. The Oil Pollution Act also provides for civil penalties and imposes criminal sanctions for violations of its provisions. We operate facilities where releases of oil and hazardous substances could occur. We have implemented emergency oil response plans for all of our components and facilities covered by the Oil Pollution Act and we have established SPCC plans for facilities subject to Clean Water Act SPCC requirements.
Construction or maintenance of our pipelines, terminals and storage facilities may impact wetlands that are also regulated under the Clean Water Act by the EPA and the United States Army Corps of Engineers. Regulatory requirements governing wetlands (including associated mitigation projects) may result in the delay of our pipeline projects while we obtain necessary permits and may increase the cost of new projects and maintenance activities.
Endangered Species Act
The Endangered Species Act restricts activities that may affect endangered species or their habitats. While some of our facilities are in areas that may be designated as habitat for endangered species, we believe that we are in substantial compliance with the Endangered Species Act. As a result of a settlement approved by the U.S. District Court for the District of Columbia in September 2011, the U.S. Fish and Wildlife Service is required to consider listing more than 250 species as endangered or threatened before completion of the agency’s 2017 fiscal year. The designation of previously unprotected species as threatened or endangered in areas where we conduct operations or the discovery of previously unidentified endangered species could cause us to incur additional costs or become subject to operating restrictions or bans in the affected area.
Hazardous Materials Transportation Requirements
The DOT regulations affecting pipeline safety for certain of our pipelines require pipeline operators to implement measures designed to reduce the environmental impact of crude oil and product discharge from onshore crude oil and product pipelines. These regulations require operators to maintain comprehensive spill response plans, including extensive spill response training for pipeline personnel. In addition, the DOT regulations contain detailed specifications for pipeline operation and maintenance. We believe our operations are in compliance with these regulations. The DOT also has a pipeline integrity management rule, with which we believe we are in substantial compliance.
Employee Safety
We are subject to the requirements of the Occupational Safety and Health Act (“OSHA”) and comparable state statutes that regulate the protection of the health and safety of workers. In addition, the OSHA hazard communication standard requires that information be maintained about hazardous materials used or produced in operations and that this information be provided to employees, state and local government authorities and citizens. We believe that our operations are in substantial compliance with OSHA requirements, including general industry standards, record keeping requirements and monitoring of occupational exposure to regulated substances.

Employees
We are managed and operated by the board of directors and executive officers of Western Refining Logistics GP, LLC, our general partner. Neither we nor our subsidiaries have any employees. Our general partner has the sole responsibility for providing the employees and other personnel necessary to conduct our operations. All of the employees that conduct our business are employed by affiliates of our general partner though certain specified employees of Western are seconded to us to provide operating, maintenance and other services with respect to the assets owned and operated by us under our direction, supervision and control pursuant to the services agreement. Our general partner and its affiliates have approximately 300 employees that are also seconded to us, as well as other employees who may provide services to us from time to time.

Available Information
We file reports with the Securities and Exchange Commission (the "SEC"), including annual reports on Form 10-K, quarterly reports on Form 10-Q and other reports from time to time. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer and the SEC’s Internet site at http://www.sec.gov contains the reports and other information filed electronically. We do not, however, incorporate any information on that website into this Form 10-K.
As required by Section 406 of the Sarbanes-Oxley Act of 2002, we have adopted a code of ethics that applies specifically to our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer. We have also adopted a Code of Business Conduct and Ethics applicable to all our directors, officers and employees. Those codes of ethics are posted on our website. Within the time period required by the SEC and the New York Stock Exchange (the "NYSE"), we will post on our website any amendment to our code of ethics and any waiver applicable to any of our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer. Our website address is: http://www.wnrl.com. We make our website content available for informational purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference in this Form 10-K. We make available on this website under “Investor Relations,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports simultaneously to the electronic filings of those materials with, or furnishing of those materials to, the SEC. We also make available to unitholders hard copies of our complete audited financial statements free of charge upon request.

Item 1A.	Risk Factors
Limited partner interests are inherently different from capital stock of a corporation, although many of the business risks that we are subject to are similar to those that would be faced by a corporation engaged in similar businesses. Security holders and potential investors should carefully consider the following risk factors together with all of the other information included in this report. If any of the following risks were actually to occur, our business, financial condition, results of operations or cash flows could be materially adversely affected.
Risks Related to Our Business
Western accounts for substantially all of our revenues, and therefore we are subject to the business risks of Western. If Western changes its business strategy, is unable to satisfy its obligations under our commercial agreements for any reason or significantly reduces the volumes transported through our pipelines and gathering systems or handled at our terminals, our revenues would decline and our financial condition, results of operations, cash flows and ability to make distributions to our unitholders would be adversely affected.
Western is the primary shipper on our pipelines and gathering systems and our primary customer for our terminalling and storage activities. As we expect to continue to derive substantially all of our revenues from Western for the foreseeable future, we are subject to the risk of nonpayment or nonperformance by Western under our commercial agreements. Any event, whether in our existing areas of operation or otherwise, that materially and adversely affects Western’s financial condition, results of operations or cash flows may adversely affect our ability to sustain or increase cash distributions to our unitholders. Accordingly, we are indirectly subject to the operational and business risks of Western, some of which are related to the following:

•	the price volatility of crude oil, other feedstock, refined and other products and fuel and utility services may have a material adverse effect on Western’s earnings and cash flows;

•
if the price of crude oil increases significantly or Western’s credit profile changes, or if Western is unable to access its revolving credit facility for borrowings or for letters of credit, Western’s liquidity and ability to purchase enough crude oil to operate its refineries at full capacity could be materially and adversely affected;

•	Western’s hedging transactions may limit its gains and expose Western to other risks;

•
the risk of contract cancellation, non-renewal or failure to perform by Western’s customers and Western’s inability to replace such contracts and/or customers could have a material adverse effect on Western’s earnings and cash flows;

•
Western’s indebtedness, including any indebtedness it may incur in the future, may limit its ability to obtain additional financing and Western may also face difficulties complying with the terms of its debt instruments;

•	covenants and events of default in Western’s debt instruments could limit its ability to undertake certain types of transactions and adversely affect its liquidity;

•	Western has capital needs for which its internally generated cash flows and other sources of liquidity may not be adequate;

•
future acquisitions by Western may reduce, rather than increase, its cash flows and the impacts of such acquisitions, together with any indebtedness incurred to fund such acquisitions, could have a negative impact on Western’s creditworthiness;

•
the dangers inherent in Western’s operations could cause disruptions and could expose Western to potentially significant losses, costs or liabilities. Any significant interruptions in the operations of any of Western’s refineries could materially and adversely affect its business, financial condition, results of operations and cash flows;

•	Western’s operations involve environmental risks that could give rise to material liabilities;

•	Western may incur significant costs to comply with environmental, health and safety laws and regulations;

•	Western could experience business interruptions caused by pipeline shutdowns or interruptions;

•	a material decrease in the supply of crude oil available to Western’s refineries could significantly reduce its production levels;

•
severe weather could interrupt the supply of some of Western’s feedstock for its refineries that could have a material adverse effect on its business, financial condition, results of operation and cash flows;

•	Western could incur substantial costs or disruptions in its business if it cannot obtain or maintain necessary permits and authorizations;

•
competition in the refining and marketing industry is intense, and an increase in competition in the areas in which Western sells its refined and other products could adversely affect Western’s sales and profitability;

•	Western’s business, financial condition, results of operations and cash flow may be materially adversely affected by a continued economic downturn;

•	Western’s insurance policies do not cover all losses, costs or liabilities that Western may experience;

•	Western could be subject to damages based on claims brought by its customers or lose customers as a result of a failure of its products to meet certain quality specifications;

•	a substantial portion of Western’s refining workforce is unionized and Western may face labor disruptions that would interfere with their operations;

•	if Western loses any of its key personnel, Western’s ability to manage its business could be negatively impacted; and

•	terrorist attacks, cyber-attacks, threats of war or actual war may negatively affect Western’s operations, financial condition, results of operations, cash flows and prospects.
Petroleum refining and marketing is highly competitive. Due to their geographic diversity, larger and more complex refineries, integrated operations and greater resources, some of Western’s competitors may be better able to withstand volatile market conditions, compete on the basis of price, obtain crude oil in times of shortage and bear the economic risk inherent in all phases of the refining industry. The El Paso and Gallup Refineries primarily compete with Valero Energy Corp., Phillips 66 Company, Alon USA Energy, Inc., HollyFrontier Corporation, Tesoro Corporation, Chevron Products Company and Suncor Energy, Inc. as well as refineries in other regions of the country that serve the regions Western serves through pipelines. Some areas where Western sells refined products are also supplied by various refined product pipelines. Any expansions or additional products supplied by these third-party pipelines could put downward pressure on refined product prices in these areas.
Western is not obligated to use our services with respect to volumes of crude oil or refined and other products in excess of the minimum volume commitments under its commercial agreements with us. In addition, the initial terms of Western’s obligations under those agreements are 10 years. If Western fails to use our assets and services after expiration of those agreements, or should our commercial agreements be invalidated for any reason, and we are unable to generate additional revenue from third parties, our ability to make cash distributions to unitholders may be materially and adversely affected. Furthermore, our commercial agreements with Western were not the result of arm’s-length negotiations and we may enter into future agreements with Western that are not the result of arm’s-length negotiations.
Additionally, Western may consider opportunities presented by third parties with respect to its refinery assets. These opportunities may include offers to purchase assets and joint venture propositions. Western may also change its refineries’ operations by developing new facilities, suspending or reducing certain operations, modifying or closing facilities or terminating operations. Changes may be considered to meet market demands, to satisfy regulatory requirements or environmental and safety objectives, to improve operational efficiency or for other reasons. Western actively manages its assets and operations, and therefore, changes of some nature, possibly material to its business relationship with us, are likely to occur at some point in the future. No such changes will be subject to our consent.
Furthermore, conflicts of interest may arise between Western and its affiliates, including our general partner and Western's controlled subsidiary, Northern Tier Energy LP ("Northern Tier"), on the one hand, and us and our unitholders, on the other hand. We have no control over Western, our largest source of revenue and our primary customer, and Western may elect to pursue a business strategy that does not favor us and our business.
We may not have sufficient cash from operations following the establishment of cash reserves and payment of fees and expenses, including cost reimbursements to our general partner and its affiliates, to enable us to pay the minimum quarterly distribution to our unitholders.
We may not have sufficient available cash from operating surplus each quarter to enable us to pay the minimum quarterly distribution. For example, during the three month period ending March 31, 2014, Western is scheduled to conduct a planned maintenance turnaround at its El Paso Refinery. As such, our volumes and revenue are forecasted to be lower in such quarter than in other quarters during 2014. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

•	the volume of crude oil and refined and other products we handle;

•	the transportation, terminalling and storage fees with respect to volumes that we handle;

•	our entitlement to payments associated with the minimum volume commitments under our commercial agreements with Western;

•	timely payments by Western and our other customers; and

•	prevailing economic conditions.
In addition, the actual amount of cash we will have available for distribution will also depend on other factors, some of which are beyond our control, including:

•
the amount of our operating expenses and general and administrative expenses, including our obligation to reimburse Western or our general partner in respect of those expenses, which obligation is not limited in amount under our partnership agreement, omnibus agreement or services agreement;

•	the level of capital expenditures we make;

•	the cost of acquisitions and organic growth projects, if any;

•	our debt service requirements and other liabilities;

•	fluctuations in our working capital needs;

•	our ability to borrow funds and access capital markets;

•	restrictions contained in our revolving credit facility and other debt service requirements;

•	the amount of cash reserves established by our general partner; and

•	other business risks affecting our cash levels.
Western may suspend, reduce or terminate its obligations under each of our commercial agreements and our services agreement in some circumstances, which would have a material adverse effect on our financial condition, results of operations, cash flows and ability to make distributions to unitholders.
Our commercial agreements and services agreement with Western include provisions that permit Western to suspend, reduce or terminate its obligations under the applicable agreement if certain events occur. These events include a material breach of the agreement by us, or Western deciding to permanently or indefinitely suspend refining operations at one or more of its refineries, as well as our being subject to certain force majeure events that would prevent us from performing required services under the applicable agreement. Western has the discretion to make such decisions notwithstanding the fact that they may significantly and adversely affect us. For instance, under the commercial agreements, if Western decides to permanently or indefinitely suspend, in full or in part, refining operations at a refinery for a period that will continue for at least twelve consecutive months, then it may terminate or proportionately reduce, as applicable, its obligations under the agreement on no less than twelve-months’ prior written notice to us, unless it publicly announces its intent to resume operations at the refinery at least two months prior to the expiration of the twelve-month notice period. Under the commercial agreements, Western has the right to terminate such agreements with respect to any services for which performance will be suspended by a force majeure event for a period in excess of twelve months. Additionally, under the commercial agreements and the services agreement, Western has the right to terminate such agreements in the event of a material breach by us, subject to a 20-business day cure period.
Generally, although Western is not entitled to claim a force majeure event under the commercial agreements, Western’s and our obligations under these agreements will be proportionately reduced or suspended to the extent that we are unable to perform under the agreements upon our declaration of a force majeure event. As defined in our commercial agreements and in the services agreement, force majeure events include any acts or occurrences that prevent services from being performed under the applicable agreement, including, but not limited to:

•	acts of God, or fires, floods or storms;

•	compliance with orders of courts or any governmental authority;

•	explosions, wars, terrorist acts, riots, strikes, lockouts or other industrial disturbances;

•	accidental disruption of service;

•	breakdown of machinery, storage tanks or pipelines and inability to obtain, or unavoidable delay in obtaining, material or equipment; and

•	similar events or circumstances, so long as such events or circumstances are beyond the service provider’s reasonable control and could not have been prevented by the service provider’s due diligence.
Accordingly, under our commercial agreements there exists a broad range of events that could result in our no longer being required to transport or distribute Western’s minimum throughput commitments on our pipelines and gathering systems or at our terminals, respectively, or to reserve dedicated storage capacity for Western’s products and Western no longer being required to pay the full amount of fees that would have been associated with its minimum throughput commitments and storage capacity reservations. Additionally, we have no control over Western’s business decisions and operations and conflicts of interest may arise between Western and its affiliates, including our general partner or Western's controlled subsidiary, Northern Tier, on the one hand, and us and our unitholders, on the other hand. Western is not required to pursue a business strategy that favors us or utilizes our assets, and could elect to decrease refinery production or shutdown or re-configure a refinery. Furthermore, a single event or business decision relating to one of Western’s refineries could have an impact on each of our commercial agreements with Western. These actions, as well the other activities described above, could result in a reduction or suspension of Western’s obligations under one or more of our commercial agreements. Any such reduction or suspension would have a material adverse effect on our financial condition, results of operations, cash flows and ability to make distributions to our unitholders.
If Western satisfies only its minimum obligations under, or if we are unable to renew or extend, the various commercial agreements we have with Western, our ability to make distributions to our unitholders will be reduced.
Western is not obligated to use our services with respect to volumes of crude oil or refined and other products in excess of the minimum commitments under the various commercial agreements with us. Our ability to make the minimum quarterly distribution on all outstanding units will be adversely affected if we do not transport additional volumes for Western on our pipeline and gathering systems (in excess of the minimum volume commitments under our commercial agreements), and handle additional Western and/or third-party volumes at our terminals, or if Western’s obligations under our commercial agreements are suspended, reduced or terminated due to a refinery shutdown or force majeure event. In addition, the terms of Western’s obligations under those agreements extend 10 years from the Offering. If Western fails to use our facilities and services after expiration of those agreements and we are unable to generate additional revenues from third parties, our ability to make cash distributions to unitholders will be reduced.
A material decrease in the refining margins at Western’s refineries could materially reduce the volumes of crude oil or refined and other products that we handle, which could adversely affect our financial condition, results of operations, cash flows and ability to make distributions to our unitholders.
A material reduction in the refining margins at Western could make operating at full capacity uneconomical for Western and would impact the volume of refined and other products that we handle at our refined products terminals and the volume of crude oil that we transport on our pipeline and gathering systems. Refining margins are dependent both upon the price of crude oil or other refinery feedstock and the price of refined and other products. These prices are affected by numerous factors beyond our or Western’s control, including the global supply and demand for crude oil, gasoline and refined and other products. Refining margins historically have been volatile, and are likely to continue to be volatile, as a result of a variety of factors, including fluctuations in the prices of crude oil, other feedstocks, refined products and fuel and utility services. In particular, Western’s refining margins were significantly lower in 2010 compared to 2011 through 2013 due to decreased demand for refined products, substantial increases in feedstock costs and lower increases in product prices throughout much of 2010. Western’s refining margins have been positively impacted by the discount of WTI crude oil to Brent crude oil and the discount of WTI Midland crude oil to WTI Cushing crude oil, as the majority of its crude oil purchases are based on pricing tied to WTI Midland. Both the WTI/Brent discount and the WTI Midland/Cushing discount remain volatile, and either or both of these discounts could remain narrow, further decline or invert in the future.
In addition to current market conditions, there are long-term factors that may impact the supply and demand of refined and other products in the United States. These factors include:

•	changes in global and local economic conditions;

•	demand for crude oil and refined products, especially in the U.S., China and India;

•	worldwide political conditions, particularly in significant oil producing regions such as the Middle East, West Africa and Latin America;

•
the level of foreign and domestic production of crude oil and refined products and the level of crude oil, feedstocks and refined products imported into the U.S., which can be impacted by accidents, interruptions in transportation, inclement weather or other events affecting producers and suppliers;

•	utilization rates of U.S. refineries;

•	changes in fuel specifications required by environmental and other laws;

•	the ability of the members of the Organization of Petroleum Exporting Countries (“OPEC”) to maintain oil price and production controls;

•	development and marketing of alternative and competing fuels;

•	pricing and other actions taken by competitors that impact the market;

•
product pipeline capacity, including the Magellan Southwest System pipeline, as well as Kinder Morgan’s East Line, both of which could increase supply in certain of Western’s service areas and therefore reduce Western’s margins;

•
accidents, interruptions in transportation, inclement weather or other events that can cause unscheduled shutdowns or otherwise adversely affect our plants, machinery or equipment or those of our suppliers or customers; and

•	local factors, including market conditions, weather conditions and the level of operations of other refineries and pipelines in our service areas.
If the demand for refined and other products, particularly in Western’s primary market areas, decreases significantly, or if there were a material increase in the price of crude oil supplied to Western’s refineries without an increase in the value of the products produced by those refineries, either temporary or permanent, that caused Western to reduce production of refined and other products at its refineries, there would likely be a reduction in the volumes of crude oil and refined and other products we handle for Western. Any such reduction could adversely affect our financial condition, results of operations, cash flows and ability to make distributions to our unitholders.
Our logistics operations and Western’s refining operations are subject to many risks and operational hazards, some of which may result in business interruptions and shutdowns of our or Western’s facilities and damages for which we may not be fully covered by insurance. If a significant accident or event occurs that results in business interruption or shutdown for which we are not adequately insured, our operations and financial results could be adversely affected.
Our logistics operations are subject to all of the risks and operational hazards inherent in transporting and storing crude oil and refined and other products, including:

•	damages to pipelines and facilities, related equipment and surrounding properties caused by earthquakes, floods, fires, severe weather, explosions and other natural disasters and acts of terrorism;

•
the inability of third-party facilities on which our operations are dependent, including Western’s facilities, to complete capital projects and to restart timely refining operations following a shutdown;

•	mechanical or structural failures at our facilities or at third-party facilities on which our operations are dependent, including Western’s facilities;

•	curtailments of operations relative to severe seasonal weather;

•	inadvertent damage to pipelines from construction, farm and utility equipment; and

•	other hazards.
These risks could result in substantial losses due to personal injury and/or loss of life, severe damage to and destruction of property and equipment and pollution or other environmental damage, as well as business interruptions or shutdowns of our facilities. Any such event or unplanned shutdown could have a material adverse effect on our business, financial condition and results of operations. In addition, Western’s refining operations, on which our operations are substantially dependent, are subject to similar operational hazards and risks inherent in refining crude oil. A serious accident at our facilities or at Western’s facilities could result in serious injury or death to employees of our general partner or its affiliates or contractors and could expose us to significant liability for personal injury claims and reputational risk. We have no control over the operations at Western’s refineries and their associated pipelines.
We are insured under the property, liability and business interruption policies of Western, subject to the deductibles and limits under those policies. To the extent Western experiences losses under the insurance policies, the limits of our coverage may be decreased. The occurrence of an event that is not fully covered by insurance or failure by one or more insurers to honor its coverage commitments for an insured event could have a material adverse effect on our business, financial condition and results of operations.
Our substantial dependence on Western's El Paso and Gallup Refineries as well as the lack of diversification of our assets and geographic locations could adversely affect our ability to make distributions to our common unitholders.
We believe that most of our revenues for the foreseeable future will be derived from operations supporting Western's El Paso and Gallup Refineries. Any event that renders either refinery temporarily or permanently unavailable or that temporarily or permanently reduces rates at either refinery could have a material adverse effect on our financial condition, results of operations, cash flows and ability to make distributions to our unitholders.
We rely on revenues generated from our pipelines and gathering operations and our transportation, terminalling and storage operations that are located in west Texas, New Mexico and Arizona. Due to our lack of diversification in assets and geographic location, an adverse development in our businesses or areas of operations, including adverse developments due to catastrophic events, weather, regulatory action and decreases in demand for crude oil and refined products, could have a significantly greater impact on our results of operations and cash available for distribution to our common unitholders than if we maintained more diverse assets and locations. Such events may constitute force majeure events under our commercial agreements, potentially resulting in the suspension, reduction or termination of one or more commercial agreements in the impacted geographic area. In addition, during a refinery turnaround, such as the planned maintenance turnaround at the El Paso Refinery in the first quarter of 2014, we expect that Western may only satisfy its minimum volume commitments with respect to our assets that serve such refinery.
Terrorist attacks or cyber-attacks, threats of war, or actual war may negatively affect our and Western’s operations, financial condition, results of operations, cash flows and prospects.
Terrorist attacks in the U.S., as well as events occurring in response to or in connection with them, may adversely affect our and Western’s operations, financial condition, results of operations, cash flows and prospects. Energy related assets (that could include third-party pipelines and refineries, such as the Western refineries on which we are substantially dependent, and terminals and pipelines such as ours) may be at greater risk of future terrorist attacks than other possible targets. A direct attack on our assets or assets used by us could have a material adverse effect on our operations, financial condition, results of operations, cash flows and prospects. In addition, any terrorist attack could have an adverse impact on energy prices, including prices for Western’s crude oil and refined and other products. While we are an additional insured party under insurance policies maintained by Western that provide coverage against terrorist attacks, such insurance has become increasingly expensive and difficult to obtain. As a result, insurance providers may not continue to offer this coverage to us on terms that we consider affordable, or at all.
We and Western are dependent on technology infrastructure and maintain and rely upon certain critical information systems for the effective operation of our respective businesses. These information systems include data network and telecommunications, internet access and our websites and various computer hardware equipment and software applications, including those that are critical to the safe operation of our pipelines and terminals. These information systems are subject to damage or interruption from a number of potential sources including natural disasters, software viruses or other malware, power failures, cyber-attacks and other events. To the extent that these information systems are under our control, we have implemented measures such as virus protection software and emergency recovery processes to address the outlined risks. However, security measures for information systems cannot be guaranteed to be failsafe. Any compromise of our data security or our inability to use or access these information systems at critical points in time could unfavorably impact the timely and efficient operation of our business and subject us to additional costs and liabilities.
A material decrease in the supply of crude oil available to Western’s refineries could significantly reduce the volume of crude oil gathered and transported by our pipeline systems and the refined and other products distributed by our terminals which could adversely affect our financial condition, results of operations, cash flows and ability to make distributions to unitholders.
The volume of crude oil that we gather and transport on our pipeline systems and the volume of refined and other products that we distribute at our terminals depends on the volume of refined and other products produced at Western’s refineries. Western continually contracts with third-party crude oil suppliers to maintain a sufficient supply of crude oil for production at their refineries. In order to maintain or increase refined and other product production levels at their refineries, Western must continually contract for new crude oil supplies at a greater rate than the rate of decline in Western’s current supplies. A decline in available crude oil to Western’s refineries could result in an overall decline in volumes of refined and other products produced by Western’s refineries. If the volume of attractively-priced, high-quality crude oil available to Western’s refineries is materially reduced for a prolonged period of time, the volume of crude oil gathered and transported by our pipeline systems and the volume of refined and other products distributed by our terminals and the related fees for those services, could be materially reduced which could adversely affect our financial condition, results of operations, cash flows and ability to make distributions to our unitholders.
We may not be able to increase our third-party revenue significantly or at all due to competition and other factors, which could limit our ability to grow and extend our dependence on Western.
Part of our growth strategy includes diversifying our customer base by identifying opportunities to offer services to third parties with our existing assets or by acquiring or developing new assets independently from Western. Our ability to increase our third-party revenue is subject to numerous factors beyond our control, including competition from third parties and the extent to which we lack available capacity when third-party shippers require it. To the extent that we have available capacity at our refined products terminals available for third-party volumes, competition from other existing or future refined products terminals owned by third parties may limit our ability to utilize this available capacity.
We have historically provided pipeline, gathering, transportation, terminalling and storage services to third parties on only a limited basis. We can provide no assurance that we will be able to attract any material third-party service opportunities, and we are currently restricted from doing so under our commercial agreements with Western in circumstances where it would inhibit our ability to provide services to Western. Our efforts to attract new unaffiliated customers may be adversely affected by our relationship with Western, our desire to provide services in keeping with fee-based contracts and, with respect to the pipeline systems, Western’s operational requirements at its refineries that rely upon our pipeline and gathering systems to supply a significant portion of their crude oil requirements and that we expect to continue to utilize substantially all of the available capacity of the current pipeline systems for transportation of crude oil to Western's refineries. Our potential customers may prefer to obtain services under other forms of contractual arrangements under which we would be required to assume direct commodity exposure. In addition, we will need to establish a reputation among our potential customer base for providing high‑quality service in order to successfully attract unaffiliated third parties.
Our and Western’s expansion of existing assets and development of new assets may not result in revenue increases and will be subject to risks associated with crude oil production and regulatory, environmental, political, legal and economic risks, which could adversely affect our operations and financial condition.
A portion of our strategy to grow and increase distributions to our unitholders is dependent on projected increased crude oil production in our existing areas of operation and on our or Western’s ability to expand existing assets and to develop additional assets. There can be no assurance that expected crude oil production increases will occur in the future or that crude oil production in our existing areas of operations will not decline in the future. For example, a period of sustained crude oil price declines could lead to a decline in drilling activity and production. Additionally, drilling activities by third parties as well as the construction of a new pipeline or terminal or the expansion of an existing pipeline or terminal, such as by adding horsepower or pump stations, increasing storage capacity or otherwise, involves numerous regulatory, environmental, political, legal and economic uncertainties, most of which are beyond our control.
If we or Western undertake these projects, they may not be completed on schedule, completed at all or completed at the budgeted cost. Moreover, we may not receive sufficient long-term contractual commitments from customers to provide the revenue needed to support such projects and we may be unable to negotiate acceptable interconnection agreements with third-party pipelines to provide destinations for increased throughput. Even if we receive such commitments or make such interconnections, we may not realize an increase in revenue for an extended period of time. For instance, we may develop facilities to capture anticipated future growth in production in a region in which such growth does not materialize. Moreover, if we build a new pipeline, the construction will occur over an extended period of time and we will not receive any material increases in revenues until after completion of the project. As a result, new facilities may not be able to attract enough throughput to achieve our expected investment return, which could adversely affect our results of operations and financial condition and our ability to make distributions to our unitholders.
If we are unable to make acquisitions on economically acceptable terms from Western or third parties, our future growth would be limited, and any acquisitions we may make may reduce, rather than increase, our cash flows and ability to make distributions to unitholders.
A portion of our strategy to grow our business and increase distributions to unitholders is dependent on our ability to make acquisitions that result in an increase in cash flow. The acquisition component of our growth strategy is based, in large part, on our expectation of ongoing divestitures of gathering, transportation and storage assets by industry participants, including Western. A material decrease in such divestitures would limit our opportunities for future acquisitions and could adversely affect our ability to grow our operations and increase cash distributions to our unitholders. If we are unable to make acquisitions from Western or third parties, because we are unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts, we are unable to obtain financing for these acquisitions on economically acceptable terms or we are outbid by competitors, our future growth and ability to increase distributions will be limited. Furthermore, even if we do consummate acquisitions that we believe will be accretive, they may in fact result in a decrease in cash flow. Any acquisition involves potential risks, including, among other things:

•	mistaken assumptions about revenues and costs, including synergies;

•	an inability to integrate successfully the businesses or assets we acquire;

•	the assumption of unknown liabilities;

•	limitations on rights to indemnity from the seller;

•	mistaken assumptions about the overall costs of equity or debt;

•	the diversion of management’s attention from other business concerns;

•	unforeseen difficulties operating in new product areas or new geographic areas; and

•	customer or key employee losses at the acquired businesses.
If we consummate any future acquisitions, our capitalization and results of operations may change significantly, and unitholders will not have the opportunity to evaluate the economic, financial and other relevant information that we will consider in determining the application of these funds and other resources.

Our right of first offer to acquire certain of Western’s existing assets is subject to risks and uncertainty, and ultimately we may not acquire any of those assets.
Our omnibus agreement provides us with a right of first offer on certain of Western’s existing assets and certain logistics assets Western may acquire or construct in the future in the Permian Basin or the Four Corners area through October 2023. We do not have a current agreement or understanding with Western to purchase any assets covered by our rights of first offer. The consummation and timing of any future acquisitions of these assets will depend upon, among other things, Western’s willingness to offer these assets for sale, our ability to negotiate acceptable purchase agreements and commercial agreements with respect to the assets and our ability to obtain financing on acceptable terms. We can offer no assurance that we will be able to successfully consummate any future acquisitions in keeping with our rights of first offer, and Western is under no obligation to accept any offer that we may choose to make. In addition, certain of the assets covered by our rights of first offer may require substantial capital expenditures in order to maintain compliance with applicable regulatory requirements or otherwise make them suitable for our commercial needs. For these or a variety of other reasons, we may decide not to exercise our rights of first offer if and when any assets are offered for sale, and our decision will not be subject to unitholder approval. In addition, our rights of first offer may be terminated by Western at any time after it no longer controls our general partner.
Our ability to expand and increase our utilization rates may be limited if Western’s refining and marketing operations do not grow as expected.
Part of our growth strategy depends on the growth of Western’s refining and marketing operations. For example, we believe our growth will primarily be driven by identifying and executing organic expansion projects that will result in increased throughput volumes from Western and third parties. Our prospects for organic growth currently include projects that we expect Western to undertake, such as adding gathering lines to our existing systems, and that we expect to have an opportunity to purchase from Western. If Western focuses on other growth areas or does not make capital expenditures to fund the organic growth of its logistics operations, we may not be able to fully execute our growth strategy.
Any reduction in the capacity of, or the allocations to, shippers in interconnecting, third-party pipelines could cause a reduction of volumes distributed through our terminals and pipelines.
Western is dependent upon connections to third-party pipelines to transport refined and other products to certain of our terminals and to ship crude oil through certain of our pipelines. For example, Western’s El Paso Refinery is dependent on a pipeline owned by a subsidiary of Kinder Morgan for the delivery of all of its crude oil. Any reduction of capacities of these interconnecting pipelines due to testing, line repair, reduced operating pressures, retirement or abandonment of facilities or other causes could result in reduced volumes of refined and other products distributed through our terminals and shipments of crude oil through our pipelines. Similarly, if additional shippers begin transporting volumes of refined and other products or crude oil over interconnecting pipelines, the allocations to Western and other existing shippers on these pipelines could be reduced, which could also reduce volumes distributed through our terminals or transported through our pipelines. Allocation reductions of this nature are not infrequent and are beyond our control. Any significant reduction in volumes would adversely affect our revenues and cash flow and our ability to make distributions to our unitholders.
We could incur substantial costs or disruptions in our business if we cannot obtain or maintain necessary permits and authorizations or otherwise comply with health, safety, environmental and other laws and regulations.
Our operations require numerous permits and authorizations under various laws and regulations, including environmental and health and safety laws and regulations. These authorizations and permits are subject to revocation, renewal or modification and can require operational changes that may involve significant costs to limit impacts or potential impacts on the environment and/or health and safety. A violation of these authorization or permit conditions or other legal or regulatory requirements could result in substantial fines, criminal sanctions, permit revocations and injunctions prohibiting our operations. In addition, major modifications of our operations could require modifications to our existing permits or expensive upgrades to our existing pollution control equipment that could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We do not own all of the land on which our pipelines, terminals and other assets are located, which could result in disruptions to our operations.
We do not own all of the land on which our pipelines, terminals and other assets are located, and we are, therefore, subject to the possibility of more onerous terms and increased costs to retain necessary land use if we do not have valid leases or rights‑of‑way or if such leases or rights-of-way lapse or terminate. We obtain the rights to develop and operate our pipelines on land owned by third parties and governmental agencies for a specific period of time. Our loss of these rights, through our inability to renew rights-of-way contracts or otherwise, could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our unitholders.

Severe weather could interrupt the supply of some of Western’s feedstock.
Crude oil supplies for the El Paso Refinery come from the Permian Basin in Texas and New Mexico, and therefore are not generally subject to interruption from hurricanes. However, due to severe weather or other factors, if there is an interruption to Western’s supply of feedstock for its El Paso Refinery for a prolonged period of time, the volume of crude oil gathered and transported by our pipeline systems and the volume of refined and other products distributed by our terminals, and the related fees for those services, could be materially reduced, which could adversely affect our financial condition, results of operations, cash flows and ability to make distributions to our unitholders.
Restrictions in our revolving credit facility could adversely affect our business, financial condition, results of operations, ability to make cash distributions to our unitholders and the value of our units.
We are dependent upon the earnings and cash flow generated by our operations in order to meet our debt service obligations and to allow us to make cash distributions to our unitholders. The operating and financial restrictions and covenants in our revolving credit facility and any future financing agreements could restrict our ability to finance future operations or capital needs, or to expand or pursue our business activities, which may, in turn, limit our ability to make cash distributions to our unitholders. For example, our revolving credit facility restricts our ability to, among other things:

•	make certain cash distributions;

•	incur certain indebtedness;

•	create certain liens;

•	make certain investments; and

•	merge or sell all or substantially all of our assets.
Furthermore, our revolving credit facility contains covenants requiring us to maintain certain financial ratios.
The provisions of our revolving credit facility may affect our ability to obtain future financing and pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of our revolving credit facility could result in an event of default that could enable our lenders, subject to the terms and conditions of the revolving credit facility, to declare the outstanding principal of that debt, together with accrued interest, to be immediately due and payable. If we were unable to repay the accelerated amounts, our lenders could proceed against the collateral granted to them to secure such debt. If the payment of our debt is accelerated, defaults under our other debt instruments, if any, may be triggered, and our assets may be insufficient to repay such debt in full and the holders of our units could experience a partial or total loss of their investment.
Debt we incur in the future may limit our flexibility to obtain financing and to pursue other business opportunities.
Our future level of debt could have important consequences to us, including the following:

•	our ability to obtain additional financing, if necessary, for working capital, capital expenditures or other purposes may be impaired, or such financing may not be available on favorable terms;

•	our funds available for operations, future business opportunities and distributions to unitholders will be reduced by that portion of our cash flow required to make interest payments on our debt;

•	we may be more vulnerable to competitive pressures or a downturn in our business or the economy generally; and

•	our flexibility in responding to changing business and economic conditions may be limited.
Our ability to service our debt will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our control. If our operating results are not sufficient to service any future indebtedness, we will be forced to take actions such as reducing distributions, reducing or delaying our business activities, acquisitions, organic growth projects, investments or capital expenditures, selling assets or issuing equity. We may not be able to affect any of these actions on satisfactory terms or at all.
The amount of cash we have available for distribution to holders of our common and subordinated units depends primarily on our cash flow rather than on our profitability, which may prevent us from making distributions, even during periods in which we record net income.
The amount of cash we have available for distribution depends primarily upon our cash flow and not solely on profitability, which will be affected by non-cash items. As a result, we may make cash distributions during periods when we record net losses for financial accounting purposes, and we may not make cash distributions during periods when we record net income for financial accounting purposes.

Western’s level of indebtedness, the terms of its borrowings and its credit ratings could adversely affect our ability to grow our business, our ability to make cash distributions to our unitholders and our credit ratings and profile. Our ability to obtain credit in the future may also be affected by Western’s credit ratings.
Western must devote a portion of its cash flows from operating activities to service its indebtedness, and therefore cash flows may not be available for use in pursuing its growth strategy, including the expansion of its logistics operations. Furthermore, a higher level of indebtedness at Western in the future increases the risk that it may default on its obligations to us under each of our commercial agreements. Western may incur additional indebtedness in the future which could further impact Western’s ability to pursue its growth strategy with respect to its logistics operations.
The covenants contained in the agreements governing Western’s outstanding and future indebtedness may limit its ability to borrow additional funds for development and make certain investments and may directly or indirectly impact our operations in a similar manner. For example, Western’s indebtedness requires that any transactions it enters into with us must be on terms no less favorable to Western than those that would have been obtained in a comparable arm’s-length transaction with an unaffiliated person. Furthermore, in the event that Western were to default under certain of its debt obligations, there is a risk that Western’s creditors would attempt to assert claims against our assets during the litigation of their claims against Western. The defense of any such claims could be costly and could materially impact our financial condition, even absent any adverse determination. In the event these claims were successful, our ability to meet our obligations to our creditors, make distributions and finance our operations could be materially adversely affected.
Western’s long-term credit ratings are currently below investment grade. If these ratings are lowered in the future, Western’s borrowing costs may increase. In addition, although we do not have any indebtedness rated by any credit rating agency, we may have rated debt in the future. Credit rating agencies will likely consider Western’s debt ratings when assigning ours because of Western’s ownership interest in us, the significant commercial relationships between Western and us, and our reliance on Western for substantially all of our revenues. If one or more credit rating agencies were to downgrade the outstanding indebtedness of Western, we could experience an increase in our borrowing costs or difficulty accessing the capital markets. Such a development could adversely affect our ability to grow our business and to make cash distributions to our unitholders.
Our assets and operations are subject to federal, state and local laws and regulations relating to environmental protection and worker health and safety that could require us to make substantial expenditures.
Our assets and operations involve the transportation, terminalling and storage of crude oil and refined and other products, which is subject to increasingly stringent federal, state and local laws and regulations governing operational safety and the discharge of materials into the environment. Our business of transporting, terminalling and storing crude oil and refined and other products involves the risk that crude oil, refined and other products and other hydrocarbons may gradually or suddenly be released into the environment. We also own or lease a number of properties that have been used to store or distribute crude oil and refined and other products for many years and hazardous substances, wastes or petroleum hydrocarbons may have been released on, under or from the properties owned or leased by us, or on, under or from other locations, including off-site locations where such substances have been taken for recycling or disposal. In addition, many of these properties have been operated by third parties whose handling, disposal or release of hydrocarbons and other wastes were not under our control. To the extent not covered by insurance or an indemnity, responding to the release of regulated substances into the environment may cause us to incur potentially material expenditures related to response actions, remediation costs, government penalties, natural resources damages, personal injury or property damage claims from third parties and business interruption.
Our pipelines, terminals and storage assets are also subject to increasingly strict federal, state and local laws and regulations related to protection of the environment and that require us to comply with various safety requirements regarding the design, installation, testing, construction and operational management of our pipeline systems, terminals and storage assets. These regulations have raised operating costs for the crude oil and refined products industry and compliance with such laws and regulations may cause us and Western to incur potentially material capital expenditures associated with the construction, maintenance and upgrading of equipment and facilities. Environmental laws and regulations, in particular, are subject to frequent change, and many of them have become and will continue to become more stringent.
We could incur potentially significant additional expenses should we determine that any of our assets are not in compliance with applicable laws and regulations. Our failure to comply with these or any other environmental or safety-related regulations could result in the assessment of administrative, civil or criminal penalties, the imposition of investigatory and remedial liabilities and the issuance of injunctions that may subject us to additional operational constraints. Any such penalties or liability could have a material adverse effect on our business, financial condition or results of operations.

Our pipeline systems are subject to stringent environmental regulations governing spills and releases that could require us to make substantial expenditures.
Transportation of crude oil and refined and other products involves inherent risks of spills and releases from our facilities, and can subject us to various federal and state laws governing spills and releases, including reporting and remediation obligations. The costs associated with such obligations can be substantial, as can costs associated with related enforcement matters, including possible fines and penalties. Transportation of such products over water or proximate to navigable water bodies involves inherent risks, including risks of spills, that could lead to the assessment of penalties, response costs and natural resource damages under the Oil Pollution Act of 1990 (the “Oil Pollution Act”). In addition, the Oil Pollution Act requires us to prepare a facility response plan identifying the personnel and equipment necessary to remove to the maximum extent practicable a "worst case discharge". Some of our facilities are required to maintain such facility response plans. To meet this requirement, we and Western have contracted with various spill response service companies in the areas in which we transport or store crude oil and refined and other products, however, these companies may not be able to adequately contain a "worst case discharge" in all instances, and we cannot ensure that all of their services would be available for our or Western’s use at any given time. Many factors that could inhibit the availability of these service providers include, but are not limited to, weather conditions, governmental regulations or other global events. In these and other cases, we may be subject to liability in connection with the discharge of crude oil or products into navigable waters.
If any of these events occur or are discovered in the future, whether in connection with any of our pipelines, terminals or storage assets, or any other facility that we send or have sent wastes or by-products to for treatment or disposal, we could be liable for all costs and penalties associated with the remediation of such facilities under federal, state and local environmental laws or common law. We may also be liable for personal injury or property damage claims from third parties alleging contamination from spills or releases from our facilities or operations. In addition, we will be subject to a deductible of $100,000 per claim before we are entitled to indemnification from Western for certain environmental liabilities under our omnibus agreement. Even if we are insured or indemnified against such risks, we may be responsible for costs or penalties to the extent our insurers or indemnitors do not fulfill their obligations to us.
Increased regulation of hydraulic fracturing could result in reductions or delays in crude oil production in our existing areas of operation, which could adversely impact our revenues.
A significant percentage of the crude oil production in our existing areas of operation is being developed from unconventional sources, such as hydrocarbon shales. These reservoirs require hydraulic fracturing completion processes to release the oil or natural gas from the rock so it can flow through casing to the surface. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into the formation to stimulate production. A number of federal agencies, including the U.S. Environmental Protection Agency (the "EPA") and the U.S. Department of Energy, are analyzing, or have been requested to review, a variety of environmental issues associated with shale development, including hydraulic fracturing. In addition, the EPA has asserted federal regulatory authority over hydraulic fracturing activities involving the use of diesel additives under the Safe Drinking Water Act’s Underground Injection Control Program and issued guidance for permitting such activities. Further, some states and municipalities have adopted and other states and municipalities are considering adopting, regulations that could prohibit hydraulic fracturing in certain areas or impose more stringent disclosure and/or well construction requirements on hydraulic fracturing operations. At the same time, certain environmental groups have suggested that additional laws may be needed to more closely and uniformly regulate the hydraulic fracturing process and legislation has been proposed by some members of Congress to provide for such regulation. We cannot predict whether any such legislation will ever be enacted and if so, what its provisions would be. If additional levels of regulation are imposed at the federal, state or local level, this could result in corresponding delays, increased operating costs and process prohibitions for crude oil producers and potentially reduce throughput on our systems, which would materially adversely affect our revenues, results of operations and cash available for distribution to unitholders.
We may incur significant costs and liabilities as a result of pipeline integrity management programs or safety standards.
Certain of our pipeline facilities are subject to the pipeline safety regulations of the Pipeline and Hazardous Materials Safety Administration (“PHMSA”) at the U.S. Department of Transportation (the “DOT”). PHMSA regulates the design, construction, testing, operation, maintenance and emergency response of crude oil, petroleum products and other hazardous liquid pipeline facilities.
PHMSA has adopted regulations requiring pipeline operators to develop integrity management programs for hazardous liquids pipelines located where a leak or rupture could affect “high consequence areas” that are populated or environmentally sensitive areas. PHMSA has also issued regulations that subject certain rural low-stress hazardous liquids pipelines to the integrity management requirements. The integrity management regulations require operators, including us, to:

•	perform ongoing assessments of pipeline integrity;

•	identify and characterize applicable threats to pipeline segments that could impact a high consequence area;

•	maintain processes for data collection, integration and analysis;

•	repair and remediate pipelines as necessary; and

•	implement preventive and mitigating actions.
PHMSA also carries out the Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011, which reauthorized funding for federal pipeline safety programs through 2015, increased penalties for safety violations, established additional safety requirements for newly constructed pipelines, imposed new emergency response and incident notification requirements and required studies of certain safety issues that could result in the adoption of new regulatory requirements for existing pipelines.
We may incur significant costs and liabilities associated with compliance with pipeline safety regulations and any corresponding repair, remediation, preventive or mitigation measures required for our non-exempt pipeline facilities, including lost cash flows resulting from shutting down our pipelines during the pendency of such repairs. Moreover, changes to pipeline safety laws and regulations that result in more stringent or costly pipeline integrity management or safety standards could have a material adverse effect on us and similarly situated operators.
We could incur significant costs to comply with greenhouse gas emissions regulation or legislation.
The EPA has recently adopted and implemented regulations to restrict emissions of greenhouse gases under certain provisions of the Clean Air Act. One of the rules adopted by the EPA requires permitting of certain emissions of greenhouse gases from large stationary sources, such as refineries, effective January 2, 2011. A number of legal challenges have been presented regarding these proposed greenhouse gas regulations but no legal limitation on the EPA implementing these rules has occurred to date. The EPA has also adopted rules requiring refiners to report greenhouse gas emissions on an annual basis beginning in 2011 for emissions occurring after January 1, 2010. Further, the United States Congress has considered legislation related to the reduction of greenhouse gases through “cap and trade” programs. To the extent these EPA rules and regulations continue to be implemented or cap and trade legislation is enacted by federal or state governments, our operating costs, including capital expenditures, will increase and additional operating restrictions could be imposed on our business. These requirements may also significantly affect Western’s domestic refinery operations and affect us indirectly. Together with the indirect effects on us of as a result of its impact on Western's business, the implementation of cap and trade legislation could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our business is impacted by environmental risks inherent in our operations.
Our operation of crude oil and refined products pipelines, refined products terminals and crude oil and refined products storage assets is inherently subject to the risks of spills, discharges or other inadvertent releases of petroleum or other hazardous substances. If any of these events have previously occurred or occur in the future, whether in connection with any of Western’s refineries, our pipelines, refined products terminals or storage assets or any other facility that we send or have sent wastes or by-products to for treatment or disposal, we could be liable for all costs and penalties associated with the remediation of such facilities under federal, state and local environmental laws or the common law. We may also be liable for personal injury or property damage claims from third parties alleging contamination from spills or releases from our facilities or operations. In addition, our indemnification for certain environmental liabilities under the omnibus agreement will be limited to liabilities identified prior to the fifth anniversary of the closing of the Offering. Even if we are insured or indemnified against such risks, we may be responsible for costs or penalties to the extent our insurers or indemnitors do not fulfill their obligations to us. The payment of such costs or penalties could be significant and have a material adverse effect on our business, financial condition and results of operations.
We are subject to regulation by multiple governmental agencies, which could adversely impact our business, results of operations and financial condition.
Our business activities are subject to regulation by multiple federal, state and local governmental agencies. Our historical and projected operating costs reflect the recurring costs resulting from compliance with these regulations, and we do not anticipate material expenditures in excess of these amounts in the absence of future acquisitions, or changes in regulation or discovery of existing but unknown compliance issues. Additional proposals and proceedings that affect the crude oil and refined products industry are regularly considered by Congress, as well as by state legislatures and federal and state regulatory commissions and agencies and courts. We cannot predict when or whether any such proposals may become effective or the magnitude of the impact changes in laws and regulations may have on our business, however, additions or enhancements to the regulatory burden on our industry generally increase the cost of doing business and affect our profitability.
Transportation on certain of our pipelines is subject to federal or state rate and service regulation, and the imposition and/or cost of compliance with such regulation could adversely affect our operations, revenues and cash flows available.
Our Main 12-inch pipeline, West 10-inch pipeline, East 10-inch pipeline, San Juan 6-inch pipeline, West 6-inch pipeline, TexNew Mex 16” Pipeline segment, East 6-inch pipeline, Wingate 4-inch NGL pipeline and Riverbend 4-inch gathering pipeline provide services that may be subject to regulation by the Federal Energy Regulatory Commission ("FERC"), under the Interstate Commerce Act (“ICA”), the Energy Policy Act (the “EPAct 1992”) and/or state regulators. The FERC uses prescribed rate methodologies for developing regulated tariff rates for interstate oil and product pipelines. Our tariff rates approved by the FERC may not recover all of our costs of providing services. In addition, these methodologies and changes to the FERC’s approved rate methodologies, or challenges to our application of an approved methodology, could also adversely affect our rates.
Shippers may protest, and the FERC may investigate, the lawfulness of new or changed tariff rates. The FERC can suspend those tariff rates for up to seven months. It can also require refunds of amounts collected based on rates that are ultimately found to be unlawful and prescribe new rates prospectively. The FERC and interested parties can also challenge tariff rates that have become final and effective.
The FERC can order new rates to take effect prospectively and order reparations for past rates that exceed the just and reasonable level for time periods up to two years prior to the date of a complaint. Due to the complexity of rate making, the lawfulness of any rate is never assured. A successful challenge of our rates could adversely affect our revenues. The FERC also regulates the terms and conditions of service, including access rights, for interstate transportation on common carrier pipelines subject to its jurisdiction.
Certain of our pipelines are common carriers and, as a consequence, we may be required to provide service to customers with credit and other performance characteristics with whom we would otherwise choose not to do business. Certain of our pipelines provide intrastate service that is subject to regulation by the New Mexico Public Regulation Commission and the Texas Railroad Commission. The New Mexico Public Regulation Commission and the Texas Railroad Commission could limit our ability to increase our rates or to set rates based on our costs or could order us to reduce our rates and could require the payment of refunds to shippers. Such regulation or a successful challenge to our intrastate pipeline rates could adversely affect our financial position, cash flows or results of operations.
Due to the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting in conformance with Section 404 of the Sarbanes-Oxley Act of 2002 for so long as we are an emerging growth company.
We will be required to disclose changes made in our internal control over financial reporting on a quarterly basis, and we will be required to assess the effectiveness of our controls annually. However, for as long as we are an “emerging growth company” under the recently enacted JOBS Act, we may take advantage of certain exemptions from various requirements that are applicable to other public companies that are not emerging growth companies, including not being required to provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting in conformance with Section 404 of the Sarbanes-Oxley Act, or Section 404, and reduced disclosure obligations regarding executive compensation in our periodic reports. We may remain an emerging growth company for up to five years.
Effective internal controls are necessary for us to provide reliable and timely financial reports, prevent fraud and to operate successfully as a publicly traded partnership. We prepare our consolidated financial statements in accordance with United States generally accepted accounting principals ("GAAP"), but our internal accounting controls may not meet all standards applicable to companies with publicly traded securities. Our efforts to develop and maintain our internal controls may not be successful, and we may be unable to maintain effective controls over our financial processes and reporting in the future or to comply with our obligations under Section 404. For example, Section 404 will require us, among other things, to annually review and report on the effectiveness of our internal control over financial reporting. We must comply with Section 404 (except for the requirement for an auditor’s attestation report) beginning with our fiscal year ending December 31, 2014. Any failure to develop, implement or maintain effective internal controls or to improve our internal controls could harm our operating results or cause us to fail to meet our reporting obligations. Even if we conclude that our internal controls over financial reporting are effective, our independent registered public accounting firm may still decline to attest to our assessment or may issue a report that is qualified if it is not satisfied with our controls or the level at which the controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us.
Given the difficulties inherent in the design and operation of internal controls over financial reporting, in addition to our limited accounting personnel and management resources, we can provide no assurance as to our, or our independent registered public accounting firm’s, future conclusions about the effectiveness of our internal controls and we may incur significant costs in our efforts to comply with Section 404. Any failure to implement and maintain effective internal controls over financial reporting will subject us to regulatory scrutiny and a loss of confidence in our reported financial information, which could have an adverse effect on our business and would likely have a negative effect on the trading price of our common units.
We may take advantage of these exemptions until we are no longer an “emerging growth company”. We cannot predict if investors will find our units less attractive because we will rely on these exemptions. If some investors find our units less attractive as a result, there may be a less active trading market for our units and our trading price may be more volatile.

Our insurance policies do not cover all losses, costs or liabilities that we may experience.
The policies we are insured under do not cover all potential losses, costs or liabilities that we may experience. We could suffer losses for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. Our ability to obtain and maintain adequate insurance may be adversely affected by conditions in the insurance market over which we have no control. In addition, if we experience insurable events, our annual premiums could increase further or insurance may not be available at all. The occurrence of an event that is not fully covered by insurance or the loss of insurance coverage could have a material adverse effect on our business, financial condition, results of operations and cash flows.
The loss of key personnel could adversely affect our ability to operate.
We depend on the leadership, involvement and services of a relatively small group of our general partner’s key management personnel, including its Chief Executive Officer and other executive officers and key technical and commercial personnel of Western who perform services for us under the operational services agreement. The services of these individuals may not be available to us in the future. Because competition for experienced personnel in the midstream industry is intense, we may not be able to find acceptable replacements with comparable skills and experience. Accordingly, the loss of the services of one or more of these individuals could have a material adverse effect on our ability to operate our business.
We and our general partner do not have any employees and rely solely on employees of Western.
None of the officers of Western Refining Logistics GP, LLC are employees of our general partner. While certain specified employees of Western will be seconded to us to provide operating, maintenance and other services with respect to the assets owned and operated by us under our direction, supervision and control in keeping with the services agreement, these personnel as well as other personnel who provide us with services will also be employees of Western and its affiliates. Affiliates of Western conduct businesses and activities of their own in which we have no economic interest, including businesses and activities relating to Western. As a result, there could be material competition for the time and efforts of the employees who provide services to our general partner and Western. If the employees of Western do not devote sufficient attention to the operation of our business, our financial results may suffer and our ability to make distributions to our unitholders may be reduced.
Many of our assets have been in service for several years and require significant expenditures to maintain them. As a result, our maintenance or repair costs may increase in the future.
Our pipelines, terminals and storage assets are generally long-lived assets, and many of them have been in service for many years. The age and condition of our assets could result in increased maintenance or repair expenditures in the future. Any significant increase in these expenditures could adversely affect our results of operations, financial position or cash flows, as well as our ability to make cash distributions to our unitholders.
The adoption of derivatives legislation by Congress could have an adverse impact on our customers’ ability to hedge risks associated with their business.
The U.S. Congress adopted the Dodd-Frank Wall Street Reform and Consumer Protection Act in 2010 (the “Dodd-Frank Act”). This comprehensive financial reform legislation establishes federal oversight and regulation of the over-the-counter derivatives market and entities, such as us, that participate in that market. The legislation was signed into law by the President on July 21, 2010 and requires the Commodity Futures Trading Commission (“CFTC”) and the SEC to promulgate rules and regulations implementing the new legislation within 360 days from the date of enactment. The CFTC has adopted regulations to set position limits for certain futures and option contracts in the major energy markets and has also proposed to establish minimum capital requirements, although it is not possible at this time to predict whether or when the CFTC will adopt these rules as proposed or include comparable provisions in its rulemaking under the Dodd-Frank Act. The Dodd-Frank Act may also require compliance with margin requirements and with certain clearing and trade-execution requirements in connection with certain derivative activities, although the application of those provisions is uncertain at this time. The legislation may also require the counterparties to our commodity derivative contracts to spin-off some of their derivatives activities to a separate entity, which may not be as creditworthy as the current counterparty, or cause the entity to comply with the capital requirements, which could result in increased costs to counterparties such as us.
The new legislation and regulations promulgated thereunder could increase the operational and transactional cost of derivatives contracts and affect the number and/or creditworthiness of counterparties available to us, to Western, or to our or Western’s customers.
Certain components of our revenue have exposure to commodity price risk and our exposure to commodity price risk may increase in the future.
We have exposure to commodity price risk through the loss allowance provisions of our commercial agreements. Any future losses due to our commodity price risk exposure could materially and adversely affect our results of operations and financial condition and our ability in the future to make distributions to our unitholders.

Increases in interest rates could adversely affect our business.
We have exposure to increases in interest rates under our revolving credit facility. Any future borrowings will bear interest either at a base rate, plus an applicable margin, or at LIBOR plus an applicable margin. As a result, if we make any borrowings in the future our results of operations, cash flows and financial condition could be materially adversely affected by significant increases in interest rates.
Certain U.S. federal income tax deductions currently available with respect to oil and gas exploration and development may be eliminated as a result of future legislation, which could reduce the amount of transportation and storage fees we receive and our cash available for distribution to our unitholders.
The Fiscal Year 2014 Budget proposed by the President recommends the elimination of certain key U.S. federal income tax incentives currently available to oil and gas exploration and production companies and from time to time legislation has been introduced in Congress which would implement many of these proposals. The proposed changes include, but are not limited to, (i) the repeal of the percentage depletion allowance for oil and gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, (iii) the elimination of the deduction for certain domestic production activities and (iv) an extension of the amortization period for certain geological and geophysical expenditures. We cannot predict whether these or similar changes will be enacted and, if enacted, when any such changes would become effective. The passage of any legislation as a result of these proposals or any other similar changes in U.S. federal income tax laws could raise the cost of energy production and reduce oil and gas exploration and production activities. Because we generate revenue primarily by charging fees and tariffs for transporting crude oil and refined products and for providing storage at our storage tanks and terminals, a reduction in oil and gas production activities could reduce our transportation and storage fee revenue and thus reduce our cash available for distribution to our unitholders.
Risks Relating to Our Partnership Structure

Western owns a 65.3% limited partner interest in us and will control our general partner, which has sole responsibility for conducting our business and managing our operations. Our general partner and its affiliates, including Western, have conflicts of interest with us and limited duties to us and may favor their own interests to the detriment of public common unit holders.
Western owns and controls our general partner and appointed all of the directors of our general partner. Some of the directors and all of the executive officers of our general partner are also directors or officers of Western. Although our general partner has a duty to manage us in a manner it subjectively believes to be in, or not opposed to, our best interests, the directors and officers of our general partner also have a duty to manage our general partner in a manner that is in the best interests of Western, in its capacity as the sole member of our general partner. Conflicts of interest may arise between Western and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts of interest, our general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders. These conflicts include, among others, the following situations:

•
neither our partnership agreement nor any other agreement requires Western to pursue a business strategy that favors us or utilizes our assets, which could involve decisions by Western to increase or decrease refinery production, connect our pipeline systems to third-party delivery points, shutdown or reconfigure a refinery, enter into commercial agreements with us or pursue and grow particular markets. Western’s directors and officers have a fiduciary duty to make these decisions in the best interests of the owners of Western and affiliated entities, which may be contrary to our interests;

•	Western may be constrained by the terms of its debt instruments from taking actions, or refraining from taking actions, that may be in our best interests;

•
Western, as our primary customer, has an economic incentive to cause us to not seek higher tariff rates or terminalling fees, even if such higher rates or fees would reflect rates and fees that could be obtained in arm’s‑length, third-party transactions;

•	some officers of Western who provide services to us also will devote significant time to the business of Western, and will be compensated by Western for the services rendered to it;

•
our general partner determines the amount and timing of asset purchases and sales, borrowings, issuance of additional partnership securities and reserves, each of which can affect the amount of cash that is distributed to unitholders;

•
our general partner may cause us to borrow funds in order to permit the payment of cash distributions, even if the purpose or effect of the borrowing is to make a distribution on the subordinated units, to make incentive distributions or to accelerate the expiration of the subordination period;

•	our general partner determines which costs incurred by it are reimbursable by us;

•
our partnership agreement permits us to distribute up to $40.0 million as operating surplus, even if it is generated from asset sales, non-working capital borrowings or other sources that would otherwise constitute capital surplus. This cash may be used to fund distributions on our subordinated units or the incentive distribution rights;

•	our general partner is allowed to take into account the interests of parties other than us in exercising certain rights under our partnership agreement;

•
our partnership agreement limits the liability of, and replaces the duties owed by, our general partner and also restricts the remedies available to our unitholders for actions that, without the limitations, might constitute breaches of fiduciary duty;

•	contracts between us, on the one hand, and our general partner and its affiliates, on the other, are not and will not be the result of arm’s-length negotiations;

•	except in limited circumstances, our general partner has the power and authority to conduct our business without unitholder approval;

•	disputes may arise under our commercial agreements with Western;

•
our general partner will determine the amount and timing of many of our cash expenditures and whether a cash expenditure is classified as an discretionary capital expenditure, which would not reduce operating surplus, or a maintenance capital expenditure, which would reduce our operating surplus. This determination can affect the amount of cash from operating surplus that is distributed to our unitholders and to our general partner, the amount of adjusted operating surplus generated in any given period and the ability of the subordinated units to convert into common units;

•	our general partner may exercise its right to call and purchase all of the common units not owned by it and its affiliates if it and its affiliates own more than 80% of the common units;

•
our general partner controls the enforcement of obligations owed to us by our general partner and its affiliates, including our commercial agreements, omnibus agreement and services agreement with Western;

•	our general partner decides whether to retain separate counsel, accountants or others to perform services for us;

•
our general partner, as the holder of our incentive distribution rights, may elect to cause us to issue common units to it in connection with a resetting of incentive distribution levels without the approval of our unitholders. This election may result in lower distributions to our common unitholders in certain situations; and

•	our general partner, as the holder of our incentive distribution rights, may transfer the incentive distribution rights without the approval of our unitholders.
Western may compete with us.
Western may compete with us, including by developing or acquiring additional logistics assets which may not be in the geographic region subject to our rights of first refusal set forth in the omnibus agreement, both directly and through its controlled subsidiary, Northern Tier. In keeping with the terms of our partnership agreement, the doctrine of corporate opportunity or any analogous doctrine, does not apply to our general partner or any of its affiliates, including Western and its executive officers and directors. Except as provided in the omnibus agreement, any such person or entity that becomes aware of a potential transaction, agreement, arrangement or other matter that may be an opportunity for us will not have any duty to communicate or offer such opportunity to us. For example, this could permit Western to elect to develop new midstream assets or acquire third-party midstream assets itself, or through Northern Tier. Any such person or entity will not be liable to us or to any limited partner for breach of any fiduciary duty or other duty (other than the implied contractual covenant of good faith and fair dealing) by reason of the fact that such person or entity pursues or acquires such opportunity for itself, directs such opportunity to another person or entity or does not communicate such opportunity or information to us. This may create actual and potential conflicts of interest between us and affiliates of our general partner and result in less than favorable treatment of us and our common unitholders.

Our general partner intends to limit its liability regarding our obligations.
Our general partner intends to limit its liability under contractual arrangements between us and third parties so that the counterparties to such arrangements have recourse only against our assets, and not against our general partner or its assets. Our general partner may therefore cause us to incur indebtedness or other obligations that are nonrecourse to our general partner. Our partnership agreement provides that any action taken by our general partner to limit its liability is not a breach of our general partner’s duties, even if we could have obtained more favorable terms without the limitation on liability. In addition, we are obligated to reimburse or indemnify our general partner to the extent that it incurs obligations on our behalf. Any such reimbursement or indemnification payments would reduce the amount of cash otherwise available for distribution to our unitholders.
Ongoing cost reimbursements due to our general partner and its affiliates for services provided, which will be determined by our general partner, will be substantial and will reduce our cash available for distribution to our unitholders.
Prior to making distributions on our common units, we will reimburse our general partner and its affiliates for expenses they incur on our behalf. These expenses will include costs incurred by our general partner and its affiliates in managing and operating us, including costs for rendering corporate staff and support services to us. There is no limit on the amount of expenses for which our general partner and its affiliates may be reimbursed. Our partnership agreement provides that our general partner will determine the expenses that are allocable to us in good faith. In addition, under Delaware partnership law, our general partner has unlimited liability for our obligations, such as our debts and environmental liabilities, except for our contractual obligations that are expressly made without recourse to our general partner. To the extent our general partner incurs obligations on our behalf, we are obligated to reimburse or indemnify it. If we are unable or unwilling to reimburse or indemnify our general partner, our general partner may take actions to cause us to make payments of these obligations and liabilities. Any such payments could reduce the amount of cash otherwise available for distribution to our unitholders.
Our partnership agreement requires that we distribute all of our available cash, which could limit our ability to grow and make acquisitions.
Because we distribute all of our available cash to our unitholders, we expect that we will rely primarily upon external financing sources, including commercial bank borrowings and the issuance of debt and equity securities, to fund our discretionary capital expenditures and acquisitions. As a result, to the extent we are unable to finance growth externally, our cash distribution policy will significantly impair our ability to grow.
In addition, because we distribute all of our available cash, our growth may not be as fast as businesses that reinvest their available cash to expand ongoing operations. To the extent we issue additional units in connection with any acquisitions or discretionary capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level. There are no limitations in our partnership agreement or our new revolving credit facility on our ability to issue additional units, including units ranking senior to the common units. The incurrence of additional commercial borrowings or other debt to finance our growth strategy would result in increased interest expense, which in turn may impact the available cash that we have to distribute to our unitholders.
Our partnership agreement replaces our general partner’s fiduciary duties to holders of our units with contractual standards governing its duties.
Our partnership agreement contains provisions that eliminate and replace the fiduciary standards that our general partner would otherwise be held to by state fiduciary duty law. For example, our partnership agreement permits our general partner to make a number of decisions, in its individual capacity, as opposed to in its capacity as our general partner, or otherwise, free of fiduciary duties to us and our unitholders other than the implied contractual covenant of good faith and fair dealing, which means that a court will enforce the reasonable expectations of the parties where the language in our partnership agreement does not provide for a clear course of action. This entitles our general partner to consider only the interests and factors that it desires, and it has no duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or our limited partners. Examples of decisions that our general partner may make in its individual capacity include:

•	how to allocate business opportunities among us and its other affiliates;

•	whether to exercise its call right;

•	how to exercise its voting rights with respect to the units it owns;

•	whether to exercise its registration rights;

•	whether to elect to reset target distribution levels;

•	whether or not to consent to any merger or consolidation of the partnership or amendment to the partnership agreement; and

•	whether or not the general partner should elect to seek the approval of the conflicts committee or the unitholders, or neither, of any conflicted transaction.
By purchasing a common unit, a unitholder is treated as having consented to the provisions in the partnership agreement, including the provisions discussed above.
Our partnership agreement restricts the remedies available to holders of our units for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty.
Our partnership agreement contains provisions that restrict the remedies available to unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty under state fiduciary duty law. For example, our partnership agreement provides that:

•
whenever our general partner makes a determination or takes, or declines to take, any other action in its capacity as our general partner, our general partner is required to make such determination, or take or decline to take such other action, in good faith, and will not be subject to any other or different standard imposed by our partnership agreement, Delaware law, or any other law, rule or regulation, or at equity (other than the implied contractual covenant of good faith and fair dealing);

•
our general partner will not have any liability to us or our unitholders for decisions made in its capacity as a general partner so long as it acted in good faith, meaning that it subjectively believed that the decision was in, or not opposed to, the best interests of our partnership;

•	our partnership agreement is governed by Delaware law and any claims, suits, actions or proceedings:

•
arising out of or relating in any way to the partnership agreement (including any claims, suits or actions to interpret, apply or enforce the provisions of the partnership agreement or the duties, obligations or liabilities among limited partners or of limited partners to us, or the rights or powers of, or restrictions on, the limited partners or us);

•	brought in a derivative manner on our behalf;

•	asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of us or our general partner, or owed by our general partner, to us or the limited partners;

•	asserting a claim arising from any provision of the Delaware Revised Uniform Limited Partnership Act (the “Delaware Act”); or

•	asserting a claim governed by the internal affairs doctrine;
must be exclusively brought in the Court of Chancery of the State of Delaware (or, if such court does not have subject matter jurisdiction thereof, any other court located in the State of Delaware with subject matter jurisdiction), regardless of whether such claims, suits, actions or proceedings sound in contract, tort, fraud or otherwise, are based on common law, statutory, equitable, legal or other grounds, or are derivative or direct claims. By purchasing a common unit, a limited partner is irrevocably consenting to these limitations and provisions regarding claims, suits, actions or proceedings and submitting to the exclusive jurisdiction of the Court of Chancery of the State of Delaware (or such other Delaware courts) in connection with any such claims, suits, actions or proceedings;

•
our general partner and its officers and directors will not be liable for monetary damages to us or our limited partners resulting from any act or omission unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that our general partner or its officers and directors, as the case may be, acted in bad faith or engaged in fraud or willful misconduct, or, in the case of a criminal matter, acted with knowledge that the conduct was unlawful; and

•
our general partner will not be in breach of its obligations under the partnership agreement or its duties to us or our limited partners if a transaction with an affiliate or the resolution of a conflict of interest is:

•	approved by the conflicts committee of the board of directors of our general partner, although our general partner is not obligated to seek such approval; or

•	approved by the vote of a majority of the outstanding common units, excluding any common units owned by our general partner and its affiliates.
Our general partner will not have any liability to us or our unitholders for decisions whether or not to seek the approval of the conflicts committee of the board of directors of our general partner or holders of a majority of the outstanding common units, excluding any common units owned by our general partner and its affiliates. If an affiliate transaction or the resolution of a conflict of interest is not approved by our common unitholders or the conflicts committee then it will be presumed that, in making its decision, taking any action or failing to act, the board of directors acted in good faith, and in any proceeding brought by or on behalf of any limited partner or the partnership, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption.
Our general partner may elect to cause us to issue common units to it in connection with a resetting of the target distribution levels related to our general partner’s incentive distribution rights, without the approval of the conflicts committee of the board of directors of our general partner or the holders of our common units. This could result in lower distributions to holders of our common units.
Our general partner has the right, as the initial holder of our incentive distribution rights, at any time when there are no subordinated units outstanding and our general partner has received incentive distributions at the highest level to which it is entitled (50.0%) for the prior four consecutive fiscal quarters and the amount of the total distributions during such four-quarter period did not exceed aggregate adjusted operating surplus during such period, to reset the initial target distribution levels at higher levels based on our distributions at the time of the exercise of the reset election. Following a reset election by our general partner, the minimum quarterly distribution will be adjusted to equal the reset minimum quarterly distribution and the target distribution levels will be reset to correspondingly higher levels based on percentage increases above the reset minimum quarterly distribution.
If our general partner elects to reset the target distribution levels, it will be entitled to receive a number of common units. The number of common units to be issued to our general partner will equal the number of common units that would have entitled the holder to an aggregate quarterly cash distribution in the quarter prior to the reset election equal to the distribution to our general partner on the incentive distribution rights in the quarter prior to the reset election. We anticipate that our general partner would exercise this reset right in order to facilitate acquisitions or internal growth projects that would not be sufficiently accretive to cash distributions per common unit without such conversion. It is possible, however, that our general partner could exercise this reset election at a time when it is experiencing, or expects to experience, declines in the cash distributions it receives related to its incentive distribution rights and may, therefore, desire to be issued common units rather than retain the right to receive incentive distributions based on the initial target distribution levels. This risk could be elevated if our incentive distribution rights have been transferred to a third party. As a result, a reset election may cause our common unitholders to experience a reduction in the amount of cash distributions that our common unitholders would have otherwise received had we not issued new common units to our general partner in connection with resetting the target distribution levels.
Increases in interest rates could adversely impact our unit price and our ability to issue additional equity, to incur debt to capture growth opportunities or for other purposes or to make cash distributions at our intended levels.
If interest rates rise, the interest rates on future credit facilities and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. As with other yield-oriented securities, our unit price is impacted by the level of our cash distributions and implied distribution yield. The distribution yield is often used by investors to compare and rank related yield-oriented securities for investment decision-making purposes. Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in our units, and a rising interest rate environment could have an adverse impact on our unit price and our ability to issue additional equity, to incur debt to expand or for other purposes or to make cash distributions at our intended levels.
Holders of our common units have limited voting rights and are not entitled to elect our general partner or the board of directors of our general partner, which could reduce the price at which our common units will trade.
Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Unitholders will not elect our general partner or the board of directors of our general partner, and will have no right to elect our general partner or the board of directors of our general partner on an annual or other continuing basis. The board of directors of our general partner, including its independent directors, will be chosen by the member of our general partner. Furthermore, if unitholders are dissatisfied with the performance of our general partner, they will have little ability to remove our general partner. Our partnership agreement also contains provisions limiting the ability of unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting the unitholders’ ability to influence the manner or direction of management. As a result of these limitations, the price at which the common units will trade could be diminished because of the absence or reduction of a takeover premium in the trading price.
Even if unitholders are dissatisfied, they cannot initially remove our general partner without its consent.
The unitholders will initially be unable to remove our general partner without its consent because our general partner and its affiliates own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding units voting together as a single class is required to remove the general partner. As of March 7, 2014, our general partner and its affiliates own a 65.3% limited partner interest in us. Also, if our general partner is removed without cause during the subordination period and units held by our general partner and its affiliates are not voted in favor of that removal, all remaining subordinated units will automatically convert into common units and any existing arrearages on our common units will be extinguished. A removal of our general partner under these circumstances would adversely affect our common units by prematurely eliminating their distribution and liquidation preference over our subordinated units, which would otherwise have continued until we had met certain distribution and performance tests. Cause is narrowly defined to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding the general partner liable for actual fraud or willful or wanton misconduct in its capacity as our general partner. Cause does not include most cases of charges of poor management of the business.
Our partnership agreement restricts the voting rights of unitholders owning 20% or more of our common units.
Unitholders’ voting rights are further restricted by the partnership agreement provision providing that any units held by a person that owns 20% or more of any class of units, other than our general partner, its affiliates, their transferees and persons who acquired such units with the prior approval of the board of directors of our general partner, cannot vote on any matter.
Control of our general partner may be transferred to a third party without unitholder consent.
Our general partner may transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of our unitholders. Furthermore, our partnership agreement does not restrict the ability of Western from transferring all or a portion of the ownership interest in our general partner to a third party. The new owner of our general partner would then be in a position to replace the board of directors and officers of our general partner with its own choices and thereby exert significant control over the decisions made by the board of directors and officers. This effectively permits a “change of control” without the vote or consent of the unitholders.
The incentive distribution rights held by our general partner may be transferred to a third party without unitholder consent.
Our general partner may transfer the incentive distribution rights to a third party at any time without the consent of our unitholders. If our general partner transfers the incentive distribution rights to a third party, it may not have the same incentive to grow our partnership and increase quarterly distributions to unitholders over time as it would if it had retained ownership of the incentive distribution rights. For example, a transfer of incentive distribution rights by our general partner could reduce the likelihood of Western accepting offers made by us relating to assets owned by it, as Western would have less of an economic incentive to grow our business, which in turn would impact our ability to grow our asset base.
We may issue additional units, including units that are senior to the common units, without unitholder approval that would dilute existing ownership interests.
Our partnership agreement does not limit the number of additional limited partner interests that we may issue at any time without the approval of our unitholders. The issuance by us of additional common units or other equity securities of equal or senior rank will have the following effects:

•	each unitholder’s proportionate ownership interest in us will decrease;

•	the amount of cash available for distribution on each unit may decrease;

•
because a lower percentage of total outstanding units will be subordinated units, the risk that a shortfall in the payment of the minimum quarterly distribution will be borne by our common unitholders will increase;

•
because the amount payable to holders of incentive distribution rights is based on a percentage of the total cash available for distribution, the distributions to holders of incentive distribution rights will increase even if the per unit distribution on common units remains the same;

•	the ratio of taxable income to distributions may increase;

•	the relative voting strength of each previously outstanding unit may be diminished; and

•	the market price of the common units may decline.

There are no limitations in our partnership agreement on our ability to issue units ranking senior to the common units.
In accordance with Delaware law and the provisions of our partnership agreement, we may issue additional partnership interests that are senior to the common units in right of distribution, liquidation and voting. The issuance by us of units of senior rank may (1) reduce or eliminate the amount of cash available for distribution to our common unitholders; (2) diminish the relative voting strength of the total common units outstanding as a class; or (3) subordinate the claims of the common unitholders to our assets in the event of our liquidation.
Western may sell common units in the public markets or otherwise, which sales could have an adverse impact on the trading price of the common units.
All of the subordinated units will convert into common units at the end of the subordination period and some may convert earlier. Additionally, we have agreed to provide Western with certain registration rights. The sale of these units could have an adverse impact on the price of the common units or on any trading market that may develop.
Our general partner’s discretion in establishing cash reserves may reduce the amount of cash available for distribution to unitholders.
Our partnership agreement requires our general partner to deduct from operating surplus cash reserves that it determines are necessary to fund our future operating expenditures. In addition, the partnership agreement permits the general partner to reduce available cash by establishing cash reserves for the proper conduct of our business, to comply with applicable law or agreements that we are a party to or to provide funds for future distributions to partners. These cash reserves will affect the amount of cash available for distribution to unitholders.
Our general partner has a limited call right that may require unitholders to sell their common units at an undesirable time or price.
If at any time our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price equal to the greater of (1) the average of the daily closing price of the common units over the 20 trading days preceding the date three days before notice of exercise of the call right is first mailed and (2) the highest per-unit price paid by our general partner or any of its affiliates for common units during the 90-day period preceding the date such notice is first mailed. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return or a negative return on their investment. Unitholders may also incur a tax liability upon a sale of their units. Our general partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the limited call right. There is no restriction in our partnership agreement that prevents our general partner from issuing additional common units and exercising its call right. If our general partner exercised its limited call right, the effect would be to take us private.
Your liability may not be limited if a court finds that unitholder action constitutes control of our business.
A general partner of a partnership generally has unlimited liability for the obligations of the partnership, except for those contractual obligations of the partnership that are expressly made without recourse to the general partner. Our partnership is organized under Delaware law and we currently own assets and conduct business in Texas, New Mexico and Arizona. You could be liable for any and all of our obligations as if you were a general partner if:

•	a court or government agency determines that we were conducting business in a state but had not complied with that particular state’s partnership statute; or

•
your rights to act with other unitholders to remove or replace the general partner, to approve some amendments to our partnership agreement or to take other actions under our partnership agreement constitute "control" of our business.

Unitholders may have liability to repay distributions that were wrongfully distributed to them.
Under certain circumstances, unitholders may have to repay amounts wrongfully returned or distributed to them. Under Section 17-607 of the Delaware Act, we may not make a distribution to you if the distribution would cause our liabilities to exceed the fair value of our assets. Delaware law provides that for a period of three years from the date of the impermissible distribution, limited partners who received the distribution and who knew at the time of the distribution that it violated Delaware law will be liable to the limited partnership for the distribution amount. Substituted limited partners are liable for the obligations of the assignor to make contributions to the partnership that are known to the substituted limited partner at the time it became a limited partner and for unknown obligations if the liabilities could be determined from the partnership agreement. Liabilities to partners on account of their partnership interest and liabilities that are nonrecourse to the partnership are not counted for purposes of determining whether a distribution is permitted.

Common units held by persons who are non-taxpaying assignees will be subject to the possibility of redemption.
To avoid any adverse effect on the maximum applicable rates chargeable to customers by us under the FERC regulations, or in order to reverse an adverse determination that has occurred regarding such maximum rate, our partnership agreement gives our general partner the power to amend our partnership agreement. If our general partner, with the advice of counsel, determines that our not being treated as an association taxable as a corporation or otherwise taxable as an entity for U.S. federal income tax purposes, coupled with the tax status (or lack of proof thereof) of one or more of our limited partners, has, or is reasonably likely to have, a material adverse effect on the maximum applicable rates chargeable to customers by us, then our general partner may adopt such amendments to our partnership agreement as it determines are necessary or advisable to obtain proof of the U.S. federal income tax status of our limited partners (and their owners, to the extent relevant) and permit us to redeem the units held by any person whose tax status has or is reasonably likely to have a material adverse effect on the maximum applicable rates or who fails to comply with the procedures instituted by our general partner to obtain proof of the U.S. federal income tax status.
Furthermore, in order to comply with certain of the FERC rate-making policies applicable to entities like us that pass their taxable income through to their owners, we have adopted requirements regarding who can be our owners. Our partnership agreement requires that a transferee of common units, including underwriters and those who purchase common units from underwriters, properly complete and deliver to us a transfer application containing a certification that such transferee is an Eligible Holder as of the date of such transfer application. Eligible Holders are individuals or entities whose U.S. federal income tax status (or lack thereof) has not or is not reasonably likely to have, as determined by our general partner, a material adverse effect on the rates that can be charged to our customers with respect to assets that are subject to regulation by the FERC or a similar regulatory body. In addition, our general partner may require any owner of our units to recertify its status as being subject to U.S. federal income taxation on the income generated by us. The form or forms used for any such recertification will be specified by our general partner and may be changed in any manner our general partner determines necessary or appropriate. If a transferee or other unitholder does not properly complete the transfer application or recertification, for any reason, the transferee or other unitholder will have no right to receive any distributions or allocations of income or loss on its common units or to vote its units on any matter and we will have the right to redeem such units at a price equal to the lower of the transferee’s purchase price or the then-current market price of such units, calculated in accordance with a formula specified in our partnership agreement. The redemption price will be paid in cash or by delivery of a promissory note, as determined by our general partner.
Tax Risks to Our Common Unitholders
Our tax treatment depends on our status as a partnership for federal tax purposes, as well as our not being subject to a material amount of entity-level taxation by individual states. If the Internal Revenue Service treats us as a corporation for federal income tax purposes, or we become subject to entity-level taxation for state tax purposes, our cash available for distribution to you would be substantially reduced.
The anticipated after-tax benefit of an investment in our units depends largely on our being treated as a partnership for U.S. federal income tax purposes.
Despite the fact that we are organized as limited partnerships under Delaware law, we would be treated as a corporation for U.S. federal income tax purposes unless we satisfy a "qualifying income" requirement. Based upon our current operations, we believe we satisfy the qualifying income requirement. However, we have not requested and do not plan to request, a ruling from the Internal Revenue Service ("IRS") on this or any other matter affecting us. Failing to meet the qualifying income requirement or a change in current law could cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to taxation as an entity.
If we were treated as a corporation for U.S. federal income tax purposes, we would pay U.S. federal income tax on our income at the corporate tax rate that is currently a maximum of 35% and would likely be liable for state income tax at varying rates. Distributions to our unitholders would generally be taxed again as corporate distributions and no income, gains, losses, deductions or credits would flow through to our unitholders. Because taxes would be imposed upon us as a corporation, our cash available for distribution to our unitholders would be substantially reduced. Therefore, our treatment as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of the units.
Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for U.S. federal, state or local income tax purposes, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law on us. At the state level, several states have been evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise or other forms of taxation. If any state were to impose a tax upon us as an entity, the cash available for distribution to you would be reduced and the value of our common units could be negatively impacted.
The tax treatment of publicly traded partnerships or an investment in our units could be subject to potential legislative, judicial or administrative changes or differing interpretations, possibly applied on a retroactive basis.
The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. For example, from time to time, members of Congress propose and consider substantive changes to the existing U.S. federal income tax laws that affect publicly traded partnerships. One such legislative proposal would have eliminated the qualifying income exception to the treatment of all publicly traded partnerships as corporations upon which we rely for our treatment as a partnership for U.S. federal income tax purposes. We are unable to predict whether any of these changes or other proposals will be reintroduced or will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units. Any modification to U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible for us to meet the qualifying income requirement to be treated as a partnership for U.S. federal income tax purposes.
If the IRS were to contest the federal income tax positions we take, it may adversely impact the market for our common units, and the costs of any such contest would reduce cash available for distribution to our unitholders.
We have not requested a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes. The IRS may adopt positions that differ from the positions that we take, even positions taken with the advice of counsel. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take. A court may not agree with some or all of the positions we take. Any contest with the IRS may materially and adversely impact the market for our common units and the prices at which they trade. Moreover, the costs of any contest between us and the IRS will result in a reduction in cash available for distribution to our unitholders and thus will be borne indirectly by our unitholders.
Even if you do not receive any cash distributions from us, you will be required to pay taxes on your share of our taxable income.
You will be required to pay federal income taxes and, in some cases, state and local income taxes, on your share of our taxable income, whether or not you receive cash distributions from us. You may not receive cash distributions from us equal to your share of our taxable income or even equal to the actual tax due from you with respect to that income.
Tax gain or loss on the disposition of our units could be more or less than expected.
If you sell your units, you will recognize gain or loss equal to the difference between the amount realized and your tax basis in those units. Because distributions in excess of your allocable share of our net taxable income decrease your tax basis in your units, the amount, if any, of such prior excess distributions with respect to the units you sell will, in effect, become taxable income to you if you sell such units at a price greater than your tax basis therein, even if the price you receive is less than your original cost. Furthermore, a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income to you due to potential recapture items, including depreciation and depletion recapture. In addition, because the amount realized includes a unitholder’s share of our non-recourse liabilities, if you sell your units, you may incur a tax liability in excess of the amount of cash you receive from the sale.
Tax-exempt entities and non-U.S. persons owning our units face unique tax issues that may result in adverse tax consequences to them.
Investment in our units by tax-exempt entities, such as individual retirement accounts (known as "IRAs") and non-U.S. persons, raises issues unique to them. For example, virtually all of our income allocated to organizations exempt from U.S. federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Allocations and/or distributions to non-U.S. persons will be subject to withholding taxes imposed at the highest effective tax rate applicable to such non-U.S. persons and each non-U.S. person will be required to file U.S. federal income tax returns and pay tax on its share of our taxable income. If you are a tax exempt entity or a non-U.S. person, you should consult your tax advisor before investing in our common units.
We will treat each purchaser of our units as having the same tax benefits without regard to the units purchased. The IRS may challenge this treatment, which could adversely affect the value of our units.
Because we cannot match transferors and transferees of units, we will adopt depreciation and amortization positions that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to you. It also could affect the timing of these tax benefits or the amount of gain from your sale of units and could have a negative impact on the value of our units or result in audit adjustments to your tax returns.

We will prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.
We will prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The use of this proration method may not be permitted under existing Treasury Regulations. The U.S. Treasury Department has issued proposed Treasury Regulations that provide a safe harbor to which a publicly-traded partnership may use a similar monthly simplifying convention to allocate tax items among transferor and transferee unitholders. Nonetheless, the proposed regulations do not specifically authorize the use of the proration method we have adopted. If the IRS were to challenge our proration method or new Treasury Regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.
A unitholder whose units are the subject of a securities loan (e.g., a loan to a “short seller” to cover a short sale of units) may be considered to have disposed of those units. If so, he would no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and could recognize gain or loss from the disposition.
Because there are no specific rules governing the U.S. federal income tax consequence of loaning a partnership interest, a unitholder whose units are the subject of a securities loan may be considered to have disposed of the loaned units. In that case, the unitholder may no longer be treated for tax purposes as a partner with respect to those units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan, any of our income, gain, loss or deduction with respect to those units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a securities loan are urged to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their units.
We will adopt certain valuation methodologies that may result in a shift of income, gain, loss and deduction between the unitholders. The IRS may challenge this treatment, which could adversely affect the value of the common units.
When we issue additional units or engage in certain other transactions, we will determine the fair market value of our assets and allocate any unrealized gain or loss attributable to our assets to the capital accounts of our unitholders. Our methodology may be viewed as understating the value of our assets. In that case, there may be a shift of income, gain, loss and deduction between certain unitholders, which may be unfavorable to such unitholders. Moreover, under our valuation methods, subsequent purchasers of common units may have a greater portion of their Internal Revenue Code Section 743(b) adjustment allocated to our intangible assets and a lesser portion allocated to our tangible assets. The IRS may challenge our valuation methods, or our allocation of the Section 743(b) adjustment attributable to our tangible and intangible assets and allocations of income, gain, loss and deduction between certain of our unitholders.
A successful IRS challenge to these methods or allocations could adversely affect the amount of taxable income or loss being allocated to our unitholders. It also could affect the amount of gain from our unitholders’ sale of common units and could have a negative impact on the value of the common units or result in audit adjustments to our unitholders’ tax returns without the benefit of additional deductions.
The sale or exchange of 50% or more of our capital and profits interests within a twelve-month period will result in the termination of us as a partnership for federal income tax purposes.
We will be considered to have terminated as a partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest will be counted only once. Our termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in our filing two tax returns for one calendar year and could result in a significant deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a calendar year, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in taxable income for the unitholder’s taxable year that includes our termination. Our termination would not affect our classification as a partnership for federal income tax purposes, but it would result in our being treated as a new partnership for U.S. federal income tax purposes following the termination. If we were treated as a new partnership, we would be required to make new tax elections and could be subject to penalties if we were unable to determine that a termination occurred. The IRS recently announced a relief procedure whereby if a publicly traded partnership that has technically terminated requests and the IRS grants special relief, among other things, the partnership may be permitted to provide only a single Schedule K-1 to unitholders for the two short tax periods included in the year in which the termination occurs.

If we were subjected to a material amount of additional entity-level taxation by individual states, it would reduce our cash available for distribution to you.
If we are subjected to a material amount of entity-level taxation by individual states, our cash available for a distribution to you would be reduced. Currently, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. Specifically, we will initially own assets and conduct business in Texas, New Mexico and Arizona. Texas imposes a franchise tax on all business entities at a maximum effective rate of 0.7% of the business’ gross income apportioned in Texas. In the future, we may expand our operations. Imposition of a similar tax on us in other jurisdictions that we may expand to could substantially reduce our cash available for distribution to you.
As a result of investing in our common units, you may be subject to state and local taxes and return filing requirements in jurisdictions where we operate, own or acquire properties.
In addition to federal income taxes, you may be subject to other taxes, including foreign, state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own property now or in the future, even if you do not live in any of those jurisdictions. You may be required to file foreign, state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, you may be subject to penalties for failure to comply with those requirements. We will initially own assets and conduct business in Texas, Arizona and New Mexico. Each of Arizona and New Mexico imposes a personal income tax on individuals as well as corporations and other entities. Texas does not impose a personal income tax on individuals, but does impose a franchise tax on corporations and all other business entities. As we make acquisitions or expand our business, we may own assets or conduct business in additional states that impose a personal income tax. It is your responsibility to file all United States federal, foreign, state and local tax returns.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Our principal properties are described under Item 1. Business and the information is incorporated herein by reference.

Item 3.	Legal Proceedings
In the ordinary conduct of our business, we are subject to periodic lawsuits, investigations and claims, including environmental claims and employee related matters. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, we do not believe that any currently pending legal proceedings or proceedings to which we are a party will have a material adverse effect on our business, financial condition, results of operations or cash flows.

Item 4.	Mine Safety Disclosures
Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities

Unit Price and Cash Distributions
Our common units represent limited partner interests in us that entitle the holders to the rights and privileges specified in our partnership agreement. Our common units began trading on the NYSE under the symbol "WNRL" on October 10, 2013. Prior to that time, there was no public market for our common units. As of December 31, 2013, Western and its subsidiaries owned 6,998,500 of our common units and 22,811,000 of our subordinated units that together constituted a 65.3% limited partner interest in us. The public owns the remaining 15,812,500 common units. As of March 7, 2014, we had three holders of record of our common units. Two subsidiaries of Western hold all of our subordinated units and are the only holders of record of subordinated units.

The following table summarizes proceeds received and use of proceeds from the Offering (in thousands):

Proceeds received from sale of common units	$347,875

Use of proceeds:
Underwriting discounts and commissions	$20,873
Structuring fees	1,739
Offering expenses	2,117
Revolving credit agreement fees	2,579
Retained for general partnership purposes	75,683
Distributed to Western	244,884
Total	$347,875
The following table sets forth the range of the daily high and low sales prices per common unit and cash distributions to common unitholders for the period from October 10, 2013, the date our shares began trading.

Period	High	Low	Quarterly Cash Distribution per Unit	Distribution Date	Record Date
2013:
Fourth quarter (from October 10, 2013)	$26.61	$23.61	N/A	N/A	N/A
In accordance with our partnership agreement, on January 31, 2014, our general partner's board of directors declared a quarterly cash distribution of $0.2407 per unit for the prorated period of October 16, 2013, through December 31, 2013. We paid the distribution on February 24, 2014, to all unitholders of record on February 14, 2014. We made no distributions prior to this date. Our ability to pay cash distributions is limited under the terms of our Revolving Credit Facility and in part depends on our ability to satisfy certain financial covenants. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources - Revolving Credit Facility.
General
Our partnership agreement requires that, within 60 days after the end of each quarter, beginning with the quarter ending December 31, 2013, we distribute all of our available cash to unitholders of record on the applicable record date.
Definition of Available Cash
Available cash, for any quarter, generally consists of all cash and cash equivalents on hand at the end of that quarter:

•	less, the amount of cash reserves established by our general partner to:
•provide for the proper conduct of our business;
•comply with applicable law, any of our debt instruments or other agreements or any other obligation; and

•
provide funds for distributions to our unitholders for any one or more of the next four quarters (provided that our general partner may not establish cash reserves for the payment of distributions unless it determines that the establishment of such reserves will not prevent us from distributing the minimum quarterly distribution on all common units and any cumulative arrearages on such common units for the current quarter);

•
plus, if our general partner so determines on the date of determination, all or any portion of the cash on hand immediately prior to the date of determination of available cash for the quarter, including cash on hand resulting from working capital borrowings made after the end of the quarter.

The purpose and effect of the last bullet point above is to allow our general partner, if it so decides, to use cash received by us after the end of the quarter but on or before the date of determination of available cash for that quarter, including cash on hand resulting from working capital borrowings made after the end of the quarter, to pay distributions to unitholders. Under our partnership agreement, working capital borrowings are borrowings that are made under a credit agreement, commercial paper facility or similar financing arrangement with the intent to repay such borrowings within twelve months from sources other than additional working capital borrowings and that are used solely for working capital purposes or to pay distributions to partners.

Minimum Quarterly Distribution
Our partnership agreement provides that during the subordination period, holders of our common units have the right to receive distributions of available cash from our operating surplus (as defined in our partnership agreement) each quarter in an amount equal to $0.2875 per common unit, defined in our partnership agreement as the minimum quarterly distribution, plus any arrearages in the payment of the minimum quarterly distribution to holders of the common units from prior quarters, before any distributions of available cash from operating surplus may be made to holders of the subordinated units. These units are deemed to be subordinated because for the subordination period, holders of the subordinated units are not entitled to receive any distributions from operating surplus until holders of the common units have received the minimum quarterly distribution plus any arrearages in the payment of the minimum quarterly distribution from prior quarters. No arrearages are paid on the subordinated units.
General Partner Interest and Incentive Distribution Rights
Our general partner owns a non-economic general partner interest in us that does not entitle it to receive cash distributions. Our general partner may own common units or other equity securities in us in the future and will be entitled to receive distributions on any such interests.
Our general partner also holds incentive distribution rights that entitle it to receive increasing percentages, up to a maximum of 50.0% of the cash we distribute from our operating surplus (as defined below) in excess of $0.3306 per unit per quarter. The maximum distribution of 50.0% does not include any distributions that Western may receive on any limited partner units that it owns.
The following table illustrates the percentage allocations of available cash from our operating surplus between the unitholders and our general partner (as the holder of our incentive distribution rights) based on the specified target distribution levels. The amounts set forth under the column heading "Marginal Percentage Interest in Distributions" are the percentage interests of our general partner and the unitholders in any available cash from operating surplus we distribute up to and including the corresponding amount in the column "Total Quarterly Distribution per Unit Target Amount". The percentage interests shown for our unitholders and our general partner for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution. The percentage interests set forth below assume our general partner has not transferred its incentive distribution rights and there are no arrearages on common units.

	Total Quarterly Distribution per Unit Target Amount	Marginal Percentage Interest in Distributions
		Unitholders	General Partner
Minimum Quarterly Distribution	$0.2875	100.0%	—
First Target Distribution	above $0.2875 up to $0.3306	100.0%	—
Second Target Distribution	above $0.3306 up to $0.3594	85.0%	15.0%
Third Target Distribution	above $0.3594 up to $0.4313	75.0%	25.0%
Thereafter	above $0.4313	50.0%	50.0%
The information under the caption "Securities Authorized for Issuance under Equity Compensation Plans” in Item 12 is incorporated herein by reference.

Item 6.	Selected Financial Data

The following tables set forth certain selected consolidated financial data as of and for each of the three years in the period ended December 31, 2013. The selected historical consolidated financial data for the years ended December 31, 2012 and 2011 are derived from audited consolidated financial statements of Western Refining Logistics, LP Predecessor. The selected historical financial data for the 2013 period presented through October 15, 2013 is derived from consolidated financial results of Western Refining Logistics, LP Predecessor. The period beginning October 16, 2013 is derived from consolidated financial results of Western Refining Logistics, LP.

The information presented below should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included in Item 8. Financial Statements and Supplementary Data.

	October 16, 2013 through December 31, 2013	January 1, 2013 through October 15, 2013	Year Ended
			December 31, 2012	December 31, 2011
	WNRL	Predecessor	Predecessor	Predecessor
	(In thousands, except per unit data)
Statement of Operations Data
Revenues (1):
Affiliate	$25,942	$2,986	$3,167	$2,439
Third-party	698	1,203	678	992
Total revenues	26,640	4,189	3,845	3,431
Operating costs and expenses:
Operating and maintenance expenses	13,940	58,515	58,667	53,766
General and administrative expenses	1,107	3,338	4,227	4,045
(Gain) loss on disposal of assets, net	—	—	335	(26,687)
Depreciation and amortization	2,676	10,366	11,620	12,694
Total operating costs and expenses	17,723	72,219	74,849	43,818
Operating income (loss)	8,917	(68,030)	(71,004)	(40,387)
Other income (expense):
Interest expense and other financing costs	(190)	—	—	—
Amortization of loan fees	(109)	—	—	—
Other, net	5	11	12	14
Net income (loss) before income taxes	8,623	(68,019)	(70,992)	(40,373)
Provision for income taxes	(95)	—	—	—
Net income (loss)	$8,528	$(68,019)	$(70,992)	$(40,373)

Net income per limited partner unit:
Common - basic	$0.19
Common - diluted	0.19
Subordinated - basic and diluted	0.19

Weighted average limited partner units outstanding:
Common - basic	22,811
Common - diluted	22,813
Subordinated - basic and diluted	22,811

	October 16, 2013 through December 31, 2013	January 1, 2013 through October 15, 2013	Year Ended
			December 31, 2012	December 31, 2011
	WNRL	Predecessor	Predecessor	Predecessor
	(In thousands)
Cash Flow Data
Net cash provided by (used in):
Operating activities	$11,165	$(61,414)	$(57,331)	$(53,603)
Investing activities	(1,796)	(59,189)	(25,500)	36,069
Financing activities	74,631	120,603	82,831	17,534
Other Data
EBITDA (2)	$11,598	$(57,653)	$(59,372)	$(27,679)
Distributable cash flow (2)	13,146	—	—	—
Capital expenditures:
Maintenance	$851	$14,622	$5,922	$3,302
Discretionary	1,996	43,516	20,839	656
Balance Sheet Data (at end of period)
Cash and cash equivalents	$84,000		$—	$—
Property, plant and equipment, net	145,618		134,596	120,015
Total assets	245,539		135,331	120,384
Total liabilities	12,187		5,558	2,450
Division equity	—		129,773	117,934
Partners' capital	233,352		—	—
Total liabilities, division equity and partners' capital	245,539		135,331	120,384

(1)
Prior to the Offering, our business was a part of the integrated operations of Western and the Predecessor generally recognized only the costs and did not record revenue associated with the transportation, terminalling or storage services provided to Western on an intercompany basis. Accordingly, the revenues in the Predecessor’s historical consolidated financial statements relate only to amounts received from third parties for these services and minimum amounts required to be recorded for Western for regulatory purposes. Following the closing of the Offering, our revenues were generated by existing third-party contracts and from the commercial agreements with Western.

(2)
We define EBITDA as earnings before interest expense and other financing costs, provision for income taxes, depreciation, amortization and certain other non-cash income and expense items. We define Distributable Cash Flow as EBITDA plus the change in deferred revenues, less net cash interest paid, income taxes paid and maintenance capital expenditures.

EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	EBITDA does not reflect our cash expenditures or future requirements for significant turnaround activities, capital expenditures, or contractual commitments;

•	EBITDA does not reflect the interest expense or the cash requirements necessary to service interest or principal payments on our debt;

•	EBITDA does not reflect changes in, or cash requirements for, our working capital needs; and

•	EBITDA, as we calculate it, may differ from the EBITDA calculations of other companies in our industry, thereby limiting its usefulness as a comparative measure.
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
We believe that the presentation of EBITDA provides useful information to investors in assessing our financial condition and results of operations. The GAAP measure most directly comparable to EBITDA is net income (loss). EBITDA should not be considered as an alternative to net income (loss) or any other measure of financial performance presented in accordance with GAAP. EBITDA excludes some, but not all, items that affect net income (loss). These measures may vary from those of other companies. As a result, EBITDA and Distributable Cash Flow as presented herein may not be comparable to similarly titled measures of other companies.
The following table reconciles net income (loss) to EBITDA for the periods presented and Distributable Cash Flow for the period beginning October 16, 2013 and ending December 31, 2013:

	October 16, 2013 through December 31, 2013	January 1, 2013 through October 15, 2013	Year Ended
			December 31, 2012	December 31, 2011
	WNRL	Predecessor	Predecessor	Predecessor
	(In thousands)
Net income (loss)	$8,528	$(68,019)	$(70,992)	$(40,373)
Interest expense and other financing costs	190	—	—	—
Provision for income taxes	95	—	—	—
Amortization of loan fees	109	—	—	—
Depreciation and amortization	2,676	10,366	11,620	12,694
EBITDA	11,598	$(57,653)	$(59,372)	$(27,679)

Change in deferred revenues	2,589
Cash interest paid	(190)
Income taxes paid	—
Maintenance capital expenditures	(851)
Distributable cash flow	$13,146

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion together with the financial statements and notes thereto included elsewhere in this report. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this report. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those we discuss in the section entitled "Risk Factors" and elsewhere in this report. You should read such "Risk Factors" and "Forward-Looking Statements" in this report.
Overview
WNRL is a fee-based growth-oriented, Delaware master limited partnership formed by Western to own, operate, develop and acquire terminals, storage tanks, pipelines and other logistics assets. On October 16, 2013, WNRL completed its initial public offering of 15,812,500 common units (including 2,062,500 common units issued due to the exercise of the underwriters' over-allotment option), representing limited partner interests. WNRL filed a registration statement on Form S-1 related to the Offering with the SEC that was declared effective on October 9, 2013. On October 10, 2013, WNRL’s common units began trading on the New York Stock Exchange under the symbol "WNRL."
The financial results presented and related discussion and analysis include the consolidated financial position, results of operations and cash flow information of Western Refining Logistics, LP Predecessor, our predecessor for accounting purposes. The Predecessor has not historically operated its assets for the purpose of generating revenues independent of other Western businesses that they support. Effective October 16, 2013, concurrent with the closing of the Offering, we entered into fee-based commercial and service agreements with Western under which we operate the Contributed Assets for the purpose of generating fee-based revenues.
Major Influences on Results of Operations
Supply and Demand for Crude Oil and Refined Products. We generate substantially all of our revenues under fee-based agreements with Western. These contracts should generate stable and predictable cash flows and limit our direct exposure to commodity price fluctuations to the loss allowance provisions in such commercial agreements. As a result of our fee-based arrangements with Western, we generally do not have exposure to variability in the prices of the hydrocarbons and other products we handle, although these risks indirectly influence our activities and results of operations over the long term. Our terminal throughput volumes depend primarily on the volume of refined and other products produced at Western’s refineries that, in turn, is ultimately dependent on Western’s refining margins.
Refining margins depend on both the price of crude oil or other feedstock and the price of refined products. Factors driving the prices of petroleum based commodities include supply and demand in crude oil, gasoline and other refined products. Supply and demand for these products depend on changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, production levels, logistics constraints, availability of imports, marketing of competitive fuels, crude oil price differentials and government regulation. Please read "Risk Factors" under Item 1A in this Form 10-K.
Acquisition Opportunities. We may acquire additional logistics assets from Western or third parties. Under our omnibus agreement, subject to certain exceptions, we have rights of first offer on certain logistics assets owned by Western to the extent Western decides to sell, transfer or otherwise dispose of any of those assets. We also have rights of first offer to acquire additional logistics assets in the Permian Basin or the Four Corners area that Western may construct or acquire in the future. We plan to pursue strategic asset acquisitions from third parties to the extent such acquisitions complement our or Western’s existing asset base or provide attractive potential returns in new areas within our geographic footprint. We believe that we are well-positioned to acquire logistics assets from Western and third parties should such opportunities arise. Identifying and executing acquisitions is a key part of our strategy. If we do not make acquisitions on economically acceptable terms, our future growth will be limited and the acquisitions we do make may reduce, rather than increase, our cash available for distribution. These acquisitions could also affect the comparability of our results from period to period. We expect to fund future growth capital expenditures primarily from a combination of cash-on-hand, borrowings under our revolving credit facility and the issuance of additional equity or debt securities. To the extent we issue additional units to fund future acquisitions or discretionary capital expenditures, the payments of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level.
Factors Affecting the Comparability of Our Financial Results
Our results of operations may not be comparable to our historical results of operations for the reasons described below:
Revenues. There are differences in the way our Predecessor recorded revenues and the way we record revenues. Our assets have historically been a part of the integrated operations of Western and the Predecessor generally recognized only the costs and did not record revenue associated with the transportation, terminalling or storage services provided to Western on an intercompany basis. Accordingly, the revenues in our historical consolidated financial statements relate only to amounts received from third parties for these services and minimum amounts required to be recorded for Western. Our revenues are generated by existing third-party contracts and from the commercial agreements that we entered into with Western at the closing of the Offering. Under these commercial agreements, Western pays us fees for gathering, transporting and storing crude oil and storing and terminalling refined and other products. These contracts contain minimum volume commitments and fees that are indexed for inflation in accordance with either the FERC indexing methodology or the U.S. Producer Price Index.
General and Administrative Expenses. Our general and administrative expenses included direct and indirect charges for the management and operation of our logistics assets and certain expenses allocated by Western for general corporate services, such as treasury, accounting and legal services. These expenses were charged or allocated to us based on the nature of the expenses and our proportionate share of employee time and headcount. Following the closing of the Offering, under our omnibus and services agreements, Western continued to charge us a combination of direct and allocated charges for administrative and operational services that was comparable in the near term to those charged to the Predecessor for 2012 and 2011.
Financing. There are differences in the way we finance our operations as compared to the way our Predecessor financed its operations. Historically, Western financed our Predecessor's operations as part of its integrated operations and our Predecessor did not record any separate costs associated with financing its operations. Additionally, we largely relied on internally generated cash flows and capital contributions from Western to satisfy the Predecessor's capital expenditure requirements. Based on the terms of our cash distribution policy, we will distribute most of the cash generated by our operations to our unitholders, including Western. As a result, we expect to fund future growth capital expenditures primarily from a combination of cash-on-hand, borrowings under our revolving credit facility and the issuance of additional equity or debt securities.
Delaware Basin System. The Predecessor's historical results of operations do not include significant activity generated by the Delaware Basin system that includes approximately 38 miles of 10-inch and 12-inch mainlines. These mainlines are located in Southeast New Mexico and west Texas and handles crude oil produced in the Delaware Basin area of the Permian Basin. The Main 12‑inch and the East 10-inch pipelines were placed into service in July 2013. The West 10-inch pipeline was placed into service in August 2013. The Delaware Basin system is designed to handle up to 138,000 bpd, comprised of a mainline capacity of 100,000 bpd and truck unloading capacity of 38,000 bpd.
Assets Retained by Western. The Predecessor’s historical results of operations include revenues, expenses and other items related to certain assets that were retained by Western and not contributed to us in connection with the Offering. These assets include Western’s Jal NGL Terminal and certain inactive portions of the TexNew Mex 16” Pipeline.
Critical Accounting Policies and Estimates
We prepare our financial statements in conformity with U.S. GAAP. Note 2, Summary of Accounting Policies, to our Consolidated Financial Statements contains a summary of our significant accounting policies, many of which require the use of estimates and assumptions. We believe that of our significant accounting policies, the following are noteworthy because they are based on estimates and assumptions that require complex, subjective assumptions by management that can materially impact reported results. Changes in these estimates or assumptions, or actual results that are different, could materially impact our financial condition, results of operations and cash flows.
Long-Lived Assets. We calculate depreciation and amortization on a straight-line basis over the estimated useful lives of the various classes of depreciable assets. We make estimates of an asset's reasonable useful life when it is placed into service. We review the carrying values of our long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying value of an asset to future net cash flows expected to be generated by the asset. If the carrying value of an asset exceeds its expected future cash flows, an impairment loss is recognized based on the excess of the carrying value of the impaired asset over its fair value. These future cash flows and fair values are estimates based on our judgment and assumptions. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost of dispositions.
Environmental and Other Loss Contingencies. We record liabilities for loss contingencies, including environmental remediation costs, when such losses are probable and can be reasonably estimated. Environmental costs are expensed if they relate to an existing condition caused by past operations with no future economic benefit. Estimates of projected environmental costs are made based upon internal and third-party assessments of contamination, available remediation technology and environmental regulations. Loss contingency accruals, including those for environmental remediation, are subject to revision as further information develops or circumstances change. Such accruals may take the legal liability of other parties into account.
Cost Allocations. Our partnership agreement requires us to reimburse our general partner for all direct and indirect expenses it incurs or payments it makes on our behalf and all other expenses allocable to us or otherwise incurred by our general partner in connection with operating our business. Our partnership agreement does not set a limit on the amount of expenses for which our general partner and its affiliates may be reimbursed. These expenses include salary, bonus and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our general partner by its affiliates.
We reimburse our general partner and its affiliates, including Western, for costs incurred in managing and operating us. Our partnership agreement provides that our general partner will determine the expenses that are allocable to us in good faith and it will charge on a fully allocated cost basis for services provided to us under the agreements. Our omnibus agreement and services agreement with Western also address our payment of annual amounts to, and our reimbursement of, our general partner and its affiliates for these costs and services.
How We Evaluate Our Operations
Our management uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability and include but are not limited to pipeline throughput and terminal volumes, operating and maintenance expenses, EBITDA and distributable cash flow.
Volumes. The amount of revenue we generate depends on the volumes of crude oil and refined and other products that we handle with our pipeline and gathering operations and our terminalling, transportation and storage assets. These volumes are primarily affected by the supply of and demand for crude oil, refined products and asphalt in the markets served directly or indirectly by our assets. Although Western has committed to minimum volumes under our commercial agreements, we expect over time that Western will ship volumes in excess of its minimum volume commitment on our pipeline and gathering systems and will terminal volumes in excess of its minimum volume commitments at our terminals. Our results of operations will be impacted by whether or not Western ships and terminals such incremental volumes and by the amount of volumes we handle for third parties.
Operating and Maintenance Expenses. Our management seeks to maximize the profitability of our operations by effectively managing operating and maintenance expenses. These expenses primarily consist of labor expenses, lease costs, utility costs, insurance premiums, repairs and maintenance expenses and related property taxes. These expenses generally remain relatively stable across broad ranges of throughput volumes but can fluctuate from period to period depending on the mix of activities performed during that period and the timing of such expenses. We will manage our maintenance expenditures on our pipelines and terminals by scheduling maintenance over time to avoid significant variability and minimize impact on our cash flows.
Results of Operations
A discussion and analysis of the factors contributing to our results of operations is presented below. The accompanying consolidated financial information for the period prior to October 16, 2013, represent our Predecessor's results of operations, while the consolidated financial information for the period subsequent to October 16, 2013, represent the results of operations for WNRL. The financial information, together with the accompanying analysis, are intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting our future performance.
A discussion and analysis of our consolidated and operating segment financial data and key operating statistics for the three years ended December 31, 2013, is presented below:

Fiscal Year Ended December 31, 2013 Compared to Fiscal Year Ended December 31, 2012

	Year Ended December 31,
	2013	2012	Change
	(1)	Predecessor
	(In thousands)
Revenues:
Affiliate	$28,928	$3,167	$25,761
Third-party	1,901	678	1,223
Total revenues	30,829	3,845	26,984
Operating costs and expenses:
Operating and maintenance expenses	72,455	58,667	13,788
General and administrative expenses	4,445	4,227	218
Loss on disposal of assets	—	335	(335)
Depreciation and amortization	13,042	11,620	1,422
Total operating costs and expenses	89,942	74,849	15,093
Operating loss	(59,113)	(71,004)	11,891
Other income (expense):
Interest expense and other financing costs	(190)	—	(190)
Amortization of loan fees	(109)	—	(109)
Other, net	16	12	4
Net loss before income taxes	(59,396)	(70,992)	11,596
Provision for income taxes	(95)	—	(95)
Net loss	$(59,491)	$(70,992)	$11,501

	Year Ended December 31,
	2013	2012	Change
	(1)	Predecessor
	(In thousands, except per barrel data)
Key Operating Statistics
Pipeline and gathering (bpd):
Mainline movements:
Permian/Delaware Basin system	3,258	—	3,258
Four Corners system (2)	38,091	33,629	4,462
Gathering (truck offloading):
Permian/Delaware Basin system	10,169	1,838	8,331
Four Corners system	8,814	6,105	2,709
Terminalling, transportation and storage (bpd):
Shipments into and out of storage (includes asphalt)	367,208	354,886	12,322

Cash Flow Data
Net cash provided by (used in):
Operating activities	$(50,249)	$(57,331)	$7,082
Investing activities	(60,985)	(25,500)	(35,485)
Financing activities	195,234	82,831	112,403

Other Data
EBITDA	$(46,055)	$(59,372)	$13,317
Capital expenditures	60,985	25,725	35,260

(1)
The information presented includes the results of operations of our Predecessor for periods presented through October 15, 2013 and of WNRL for the period beginning October 16, 2013, the date that WNRL commenced operations. Prior to the completion of the Offering, our Predecessor generally did not record revenues for intercompany gathering, pipeline transportation, terminalling or storage services. Volumes for all periods presented include both affiliate and third-party throughput.

(2)
Some crude oil barrel movements to Western’s Gallup refinery are transported on more than one of our mainlines. Mainline movements for the Four Corners system include each barrel transported on each mainline.

The following table presents a reconciliation of EBITDA to net loss, the most directly comparable GAAP financial measure on a historical basis for each of the periods indicated.

	Year Ended December 31,
	2013	2012	Change
	(1)	Predecessor
	(In thousands)
Net loss	$(59,491)	$(70,992)	$11,501
Interest expense and other financing costs	190	—	190
Amortization of loan fees	109	—	109
Provision for income taxes	95	—	95
Depreciation and amortization	13,042	11,620	1,422
EBITDA	$(46,055)	$(59,372)	$13,317

(1)
The information presented includes the results of operations of our Predecessor for periods presented through October 15, 2013, and of WNRL for the period beginning October 16, 2013, the date that WNRL commenced operations. Prior to the completion of the Offering, our Predecessor generally did not record revenues for intercompany gathering, pipeline transportation, terminalling or storage services.

Overview. The decrease in net loss was primarily due to increased revenues offset by higher operating and maintenance expenses and depreciation and amortization in 2013.
Revenues. Prior to the Offering, our assets were a part of the integrated operations of Western, and the Predecessor generally recognized only the costs and did not record revenue associated with the transportation, terminalling or storage services provided to Western on an intercompany basis. Accordingly, the revenues in the Predecessor’s historical consolidated financial statements relate only to amounts received from third parties for these services and minimum amounts required to be recorded for Western for regulatory purposes. Following the closing of the Offering, our revenues were generated by existing third-party contracts and from commercial agreements with Western. The commercial agreements with Western resulted in significantly higher revenues following the Offering.
Operating and Maintenance Expenses. The increase in operating and maintenance expenses resulted from increases in maintenance expenses ($6.7 million), energy and chemical costs ($1.9 million), Western employee-service costs ($1.3 million) related to increases in the employee headcount and wage rates over 2012, outside support services ($0.8 million), materials and supplies ($0.5 million) and other expenses ($1.1 million).
Our maintenance costs are generally cyclical in nature. Our terminal facilities are subject to recurring maintenance for normal wear and related maintenance costs are generally consistent from period to period. Our routine service cycle for tank inspections and maintenance at our storage facilities is generally every 10 years other than for our facility located at the Jal NGL terminal that is every five years. Our pipelines are also subject to routine periodic inspections. When a change in service of a storage tank occurs, maintenance costs will generally be greater due to increased costs of tank cleaning and hazardous material disposal. The cost of our maintenance is dependent upon the level of repairs deemed necessary as a result of the inspection of the specific asset.
The increase in maintenance expenses over 2012 is primarily the result of the timing of the performance of the maintenance. The timing of our maintenance procedures is somewhat dependent upon available resources or in connection with other concurrent work at the facility. Maintenance expenses for the year ended December 31, 2013, was $21.6 million compared to $14.9 million for the year ended December 31, 2012.
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
Depreciation and Amortization. Depreciation increased year over year due to the ongoing expansion of our Delaware Basin logistics system.
Operating Loss. The decrease was primarily due to increased revenues offset by higher operating and maintenance expenses and depreciation and amortization in 2013.
Interest Expense and Other Financing Costs. The increase was due to commitment fees related to the revolving credit agreement that was entered into at the time of the Offering.
Amortization of Loan Fees. The increase was due to loan fees incurred as a result of the revolving credit agreement that was entered into at the time of the Offering.
Other, Net. Miscellaneous income and expense remained relatively unchanged.

The following table is a summary of our results of operations for the year ended December 31, 2013, disaggregated for the periods preceding and succeeding the Offering:

	Western Refining Logistics, LP Predecessor	WNRL	Total
	January 1 through October 15, 2013	October 16, 2013 through December 31, 2013
	(In thousands)
Statement of Operations Data:
Revenues:
Affiliate	$2,986	$25,942	$28,928
Third-party	1,203	698	1,901
Total revenues	4,189	26,640	30,829
Operating costs and expenses:
Operating and maintenance expenses	58,515	13,940	72,455
General and administrative expenses	3,338	1,107	4,445
Depreciation and amortization	10,366	2,676	13,042
Total operating costs and expenses	72,219	17,723	89,942
Operating income (loss)	(68,030)	8,917	(59,113)
Other income (expense):
Interest expense and other financing costs	—	(190)	(190)
Amortization of loan fees	—	(109)	(109)
Other, net	11	5	16
Net income (loss) before income taxes	(68,019)	8,623	(59,396)
Provision for income taxes	—	(95)	(95)
Net income (loss)	$(68,019)	$8,528	$(59,491)

Reconciliation of EBITDA to Net Income (Loss)
Net income (loss)	$(68,019)	$8,528	$(59,491)
Interest expense and other financing costs	—	190	190
Provision for income taxes	—	95	95
Amortization of loan fees	—	109	109
Depreciation and amortization	10,366	2,676	13,042
EBITDA	$(57,653)	$11,598	$(46,055)

Fiscal Year Ended December 31, 2012 Compared to Fiscal Year Ended December 31, 2011

	December 31,
	2012	2011	Change
	Predecessor	Predecessor
	(In thousands)
Revenues:
Affiliate	$3,167	$2,439	$728
Third-party	678	992	(314)
Total revenues	3,845	3,431	414
Operating costs and expenses:
Operating and maintenance expenses	58,667	53,766	4,901
General and administrative expenses	4,227	4,045	182
(Gain) loss on disposal of assets	335	(26,687)	27,022
Depreciation and amortization	11,620	12,694	(1,074)
Total operating costs and expenses	74,849	43,818	31,031
Operating loss	(71,004)	(40,387)	(30,617)
Other income (expense):
Other, net	12	14	(2)
Net loss	$(70,992)	$(40,373)	$(30,619)

	December 31,
	2012	2011	Change
	Predecessor	Predecessor
	(In thousands, except per barrel data)
Key Operating Statistics
Pipeline and gathering (bpd):
Mainline movements:
Permian/Delaware Basin system	—	—	—
Four Corners system (1)	33,629	31,355	2,274
Gathering (truck offloading):
Permian/Delaware Basin system	1,838	1,632	206
Four Corners system	6,105	5,973	132
Terminalling, transportation and storage (bpd):
Shipments into and out of storage (includes asphalt)	354,886	346,275	8,611

Cash Flow Data
Net cash provided by (used in):
Operating activities	$(57,331)	$(53,603)	$(3,728)
Investing activities	(25,500)	36,069	(61,569)
Financing activities	82,831	17,534	65,297

Other Data
EBITDA	$(59,372)	$(27,679)	$(31,693)
Capital expenditures	25,725	3,931	21,794

(1)
Some crude oil barrel movements to Western’s Gallup refinery are transported on more than one of our mainlines. Mainline movements for the Four Corners system include each barrel transported on each mainline.

The following table presents a reconciliation of EBITDA to net loss, the most directly comparable GAAP financial measure on a historical basis for each of the periods indicated.

	December 31,
	2012	2011	Change
	Predecessor	Predecessor
	(In thousands)
Net loss	$(70,992)	$(40,373)	$(30,619)
Depreciation and amortization	11,620	12,694	(1,074)
EBITDA	$(59,372)	$(27,679)	$(31,693)
Overview. The increase in net loss from 2011 to 2012 was primarily due to a gain in 2011 for the disposal of a segment of our pipeline system of $26.7 million. This gain had a positive impact on 2011 results and there was no comparable gain in 2012.
Revenues. Our increased revenues from 2011 to 2012 were due largely to an increase in affiliate pipeline shipments in 2012 versus 2011 that resulted in greater tariff revenue in 2012.
Operating and Maintenance Expenses. The increase in operating and maintenance expenses from 2011 to 2012 was due to increases in employee expenses ($4.2 million) resulting from higher wage rates and incentive compensation costs in 2012 versus 2011 and increased maintenance expenses ($1.0 million) from cyclical maintenance requirements for our Albuquerque and El Paso terminal facilities.
General and Administrative Expenses. The increase in general and administrative expenses from 2011 to 2012 resulted from increased costs in filling vacant positions in 2012 from the consolidation of our administrative functions to a single location in 2012.
(Gain) Loss on Disposal of Assets. The gain in 2011 resulted from the sale of a segment of our pipeline system. The loss on disposal of assets during 2012 resulted from the sale of certain pipeline assets.
Depreciation and Amortization. The decrease from 2011 to 2012 was primarily due to the disposal of a segment of our pipeline system in December 2011.
Operating Loss. The decrease from 2011 to 2012 was primarily the result of gain on the disposal of assets in 2011 and increased operating and maintenance expenses.
Other, Net. Miscellaneous income and expense remained relatively unchanged.
Liquidity and Capital Resources
Historically, our sources of liquidity included funding from Western. Our cash receipts were deposited in Western’s bank accounts and all cash disbursements were made from these accounts. Thus, historically our financial statements have reflected no cash balances. Following the Offering, we have separate bank accounts but Western provides treasury services on our general partner’s behalf under our omnibus agreement. Following completion of the Offering, Western retained the working capital of the Predecessor, as these balances represented assets and liabilities related to the Predecessor’s assets prior to the closing of the Offering.
In addition to the retention of $75.7 million of the net proceeds from the Offering for general partnership purposes and subsequent to initiation of our commercial and service agreements with Western effective as of October 16, 2013, our sources of liquidity include cash generated from operations, borrowings under our new revolving credit facility and the issuance of additional equity or debt securities, subject to market conditions. We expect that these sources of funds will be adequate to provide for our short-term and long-term liquidity needs.
We intend to pay a minimum quarterly distribution of $0.2875 per unit per complete quarter, or $1.15 per unit on an annualized basis that aggregates to $13.1 million per quarter and $52.5 million per year based on the current number of common and subordinated units outstanding immediately after completion of the Offering. We do not have a legal obligation to pay this distribution. Any distributions are also subject to compliance with the restrictions in our Revolving Credit Facility.
Our partnership agreement sets forth the calculation to be used to determine the amount and priority of cash distributions that the common and subordinated unitholders and general partner will receive. Our distributions are declared subsequent to quarter end. In accordance with our partnership agreement, on January 31, 2014, our general partner's board of directors declared a quarterly cash distribution of $0.2407 per unit for the prorated period of October 16, 2013, through December 31, 2013. We paid the distribution on February 24, 2014, to all unitholders of record on February 14, 2014. We did not make distributions prior to this date.

Revolving Credit Facility
On October 16, 2013, we entered into a $300.0 million senior secured revolving credit agreement ("Revolving Credit Facility") with Wells Fargo Bank, National Association, as administrative agent, and a syndicate of lenders. We have the ability to increase the total commitment of the Revolving Credit Facility by up to $200.0 million for a total facility size of up to $500.0 million, subject to receiving increased commitments from lenders or other financial institutions and satisfaction of certain conditions. The Revolving Credit Facility includes a $25.0 million sublimit for standby letters of credit and a $10.0 million sublimit for swing line loans. Obligations under the Revolving Credit Facility and certain cash management and hedging obligations are guaranteed by all of our subsidiaries and, with certain exceptions, will be guaranteed by any subsidiaries formed or acquired after the closing of the Offering, and are secured by a first priority lien on substantially all of our and our subsidiaries significant assets. The Revolving Credit Facility matures on October 16, 2018. Borrowings under the Revolving Credit Facility will bear interest at either a base rate plus an applicable margin ranging from 0.75% to 1.75%, or at LIBOR plus an applicable margin ranging from 1.75% to 2.75%. The applicable margin will vary based upon our Consolidated Total Leverage Ratio, as defined in the Revolving Credit Facility. We had no borrowings under the Revolving Credit Facility as of December 31, 2013.
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
Additionally, we are required to maintain the following financial ratios, each tested on a quarterly basis for the immediately preceding four quarter period then ended: (a) consolidated EBITDA (as defined in the credit agreement) to cash interest expense of at least 2.50 to 1.00, (b) funded debt (net of up to $20 million of unrestricted cash) to consolidated EBITDA of not greater than 4.00 to 1.00 (or 4.50 to 1.00 at any time after we have issued at least $100 million of unsecured notes) and (c) after we have issued at least $100 million of unsecured notes, funded debt secured by liens (net of up to $20 million of unrestricted cash) to consolidated EBITDA of not greater than 3.50 to 1.00. We believe we were in compliance with all of our debt covenants under our Credit Agreement as of December 31, 2013.
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
Cash Flows
The following table sets forth our cash flows for the periods indicated:
Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

	Year Ended December 31,
	2013	2012	Change
	(In thousands)
Net cash used in operating activities	$(50,249)	$(57,331)	$7,082
Net cash used in investing activities	(60,985)	(25,500)	(35,485)
Net cash provided by financing activities	195,234	82,831	112,403
Net change in cash and cash equivalents	$84,000	$—	$84,000
The decrease in net cash used in operating activities was primarily the result of the following net changes between years:
•Net loss ($11.5 million decrease);
•Accounts receivable - affiliate ($11.4 million decrease);
•Accounts payable and accrued liabilities ($5.5 million increase); and

•Depreciation and amortization ($1.4 million increase).
The changes in components making up net loss and depreciation and amortization occurred for reasons discussed above. The change in accounts payable and accrued liabilities was primarily due to an increase in payables associated with accrued property taxes and accrued payroll.
Cash flows used in operating activities for the year ended December 31, 2013, combined with capital received from Western of $119.6 million were primarily used to fund capital expenditures and operating costs. Of the $61.0 million in capital expenditures, our Predecessor incurred $59.2 million prior to the Offering and we incurred $1.8 million following the Offering. Our predecessor's capital expenditures related primarily to the development of transportation and storage assets in the Delaware Basin and also to preparations to reinstate a portion of the TexNew Mex pipeline. Cash provided by financing activities was driven primarily by the proceeds from the offering offset by our cash distributions.
Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

	Year Ended December 31,
	2012	2011	Change
	(In thousands)
Net cash used in operating activities	$(57,331)	$(53,603)	$(3,728)
Net cash provided by (used in) investing activities	(25,500)	36,069	(61,569)
Net cash provided by financing activities	82,831	17,534	65,297
Net change in cash and cash equivalents	$—	$—	$—
The decrease in net cash from operating activities was primarily the result of the following net changes between years:
• Net loss ($30.6 million decrease); and
•Gain (loss) on disposal of assets ($27.0 million decrease); and
•Accounts payable and accrued liabilities ($1.5 million increase).
The changes in components making up net loss and loss on disposal of assets occurred for reasons discussed above. The change in accounts payable and accrued liabilities was a matter of an increase in payables associated with the Mason Station pipeline project.
Cash flows used in operating activities for the year ended December 31, 2012, combined with capital received from an affiliate of $82.8 million were primarily used to fund capital expenditures of $26.8 million and operating costs.
Capital Expenditures
Our capital requirements have consisted of and are expected to continue to consist of maintenance capital expenditures and discretionary capital expenditures. We retained $75.7 million in cash generated by the Offering for growth capital planned for the next two to three years. Maintenance capital expenditures include expenditures required to maintain equipment reliability, tankage and pipeline integrity and safety, and to address environmental regulations. Discretionary capital expenditures include expenditures to acquire assets and expand existing facilities that increase throughput capacity of our pipelines and in our terminals or increase storage capacity at our storage facilities. For 2014, we budgeted $7.2 million for maintenance capital projects and up to $25.0 million in discretionary growth projects. For the years ended December 31, 2013, 2012 and 2011, we incurred a total of $15.5 million, $5.9 million and $3.3 million, respectively, in maintenance capital expenditures and expended $45.5 million, $20.8 million and $0.7 million, respectively, for discretionary capital expenditures, primarily for continued construction of the Delaware Basin system. Prior to the Offering, Western contributed the capital funding for our capital requirements.
We rely primarily upon external financing sources, including borrowings under our revolving credit facility and the issuance of debt and equity securities, to fund any significant future discretionary capital expenditures.

Contractual Obligations
Information regarding our contractual obligations of the types described below as of December 31, 2013, is set forth in the following table:

	Payments Due by Period
	Totals	2014	2015 and 2016	2017 and 2018	2019 and Beyond
	(In thousands)
Operating lease obligations	$99	$42	$10	$10	$37
Storage and distribution services agreement	1,705	591	1,114	—	—
Total obligations	$1,804	$633	$1,124	$10	$37
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
Environmental Liabilities. Western has been party to various litigation and contingent loss matters, including environmental matters, arising in the ordinary course of business. We cannot accurately predict the outcome of these matters. Historically, costs incurred by the Predecessor have not been material. We are not currently aware of any environmental or other asserted or unasserted claims against the Predecessor or that involve the Contributed Assets that would be expected to have a material effect on our financial condition, results of operations or cash flows. As part of the omnibus agreement, Western will indemnify us for certain environmental cleanup expenses.
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
Item 7A. Qualitative and Quantitative Disclosures about Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices. We do not own the refined product or crude oil that is shipped through our pipelines, distributed through our terminals or held in our storage facilities. We have minimal direct exposure to risks associated with fluctuating commodity prices. Our commercial agreements with Western are indexed for inflation and are designed to substantially mitigate our exposure to increases in additive prices and the cost of other supplies used in our business. We do not hedge our exposure to commodity risk related to imbalance gains and losses or other supply costs.
Debt that we incur under our revolving credit facility bears interest at a variable rate and exposes us to interest rate risk. Unless interest rates increase significantly in the future, our exposure to interest rate risk is minimal. We may use certain derivative instruments to hedge our exposure to variable interest rates. We do not currently have any hedges or forward contracts in place.

Item 8. Financial Statements and Supplementary Data

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of the assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and the receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in the 1992 Internal Control-Integrated Framework. Based on its assessment, our management believes that, as of December 31, 2013, our internal control over financial reporting is effective based on those criteria.
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting. Management's assertion regarding its internal control over financial reporting is not required to be subjected to attestation by our independent registered public accounting firm under the Dodd-Frank Wall Street and Consumer Protection Act that exempts emerging growth companies from the auditor attestation requirement of 404(b) of the Sarbanes-Oxley Act.

Report of Independent Registered Public Accounting Firm

The Board of Directors of Western Refining Logistics, GP LLC and
Unitholders of Western Refining Logistics, LP
El Paso, Texas

We have audited the accompanying consolidated balance sheets of Western Refining Logistics, LP and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, partners’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Western Refining Logistics, LP and subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Phoenix, Arizona
March 11, 2014

WESTERN REFINING LOGISTICS, LP
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2013	December 31, 2012
	Successor	Predecessor
ASSETS
Current assets:
Cash and cash equivalents	$84,000	$—
Accounts receivable:
Affiliate	11,431	—
Third-party	16	82
Prepaid expenses	869	653
Other current assets	1,048	—
Total current assets	97,364	735
Property, plant and equipment, net	145,618	134,596
Other assets, net	2,557	—
Total assets	$245,539	$135,331
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Affiliate	$7,680	$—
Third-party	1,303	3,574
Accrued liabilities	3,199	1,984
Total current liabilities	12,182	5,558
Long-term liabilities:
Other liabilities	5	—
Commitments and contingencies (Notes 12 and 13)
Equity (Deficit):
Division equity	—	129,773
Common unitholders - Public (15,812,500 units issued and outstanding)	326,151	—
Common unitholders - Western (6,998,500 units issued and outstanding)	(33,174)	—
Subordinated unitholders - Western (22,811,000 units issued and outstanding)	(59,625)	—
Total equity	233,352	129,773
Total liabilities and equity	$245,539	$135,331

The accompanying notes are an integral part of these combined consolidated financial statements

WESTERN REFINING LOGISTICS, LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)

	Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011
		Predecessor	Predecessor
Revenues:
Affiliate	$28,928	$3,167	$2,439
Third-party	1,901	678	992
Total revenues	30,829	3,845	3,431
Operating costs and expenses:
Operating and maintenance expenses	72,455	58,667	53,766
General and administrative expenses	4,445	4,227	4,045
Loss (gain) on disposal of assets	—	335	(26,687)
Depreciation and amortization	13,042	11,620	12,694
Total operating costs and expenses	89,942	74,849	43,818
Operating loss	(59,113)	(71,004)	(40,387)
Other income (expense):
Interest expense and other financing costs	(190)	—	—
Amortization of loan fees	(109)	—	—
Other income, net	16	12	14
Net loss before income taxes	(59,396)	(70,992)	(40,373)
Provision for income taxes	(95)	—	—
Net loss	(59,491)	$(70,992)	$(40,373)
Less Predecessor loss prior to initial public offering on October 16, 2013	68,019
Limited partners' interest in net income subsequent to initial public offering	$8,528

Net income per limited partner unit:
Common - basic	$0.19
Common - diluted	0.19
Subordinated - basic and diluted	0.19

Weighted average limited partner units outstanding:
Common - basic	22,811
Common - diluted	22,813
Subordinated - basic and diluted	22,811

The accompanying notes are an integral part of these combined consolidated financial statements

WESTERN REFINING LOGISTICS, LP
CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
(In thousands)

		Partnership
	Western Refining
	Logistics, LP	Common -	Common -	Subordinated -
	Predecessor	Public	Western	Western	Total
Balance at December 31, 2010	$140,773	$—	$—	$—	$140,773
Net loss	(40,373)	—	—	—	(40,373)
Contributions	17,534	—	—	—	17,534
Balance at December 31, 2011	117,934	—	—	—	117,934
Net loss	(70,992)	—	—	—	(70,992)
Contributions	82,831	—	—	—	82,831
Balance at December 31, 2012	129,773	—	—	—	129,773
Net loss (January 1, 2013 through October 15, 2013)	(68,019)	—	—	—	(68,019)
Contributions	119,588	—	—	—	119,588
Equity of Predecessor retained by affiliate	(34,829)	—	—	—	(34,829)
Contribution of property, plant and equipment	(146,513)	—	34,397	112,116	—
Proceeds from initial public offering, net of underwriters' discounts and commissions	—	325,263	—	—	325,263
Offering costs	—	(2,117)	—	—	(2,117)
Cash distribution to Western	—	—	(68,879)	(176,005)	(244,884)
Unit-based compensation expense	—	49	—	—	49
Net income (October 16, 2013 through December 31, 2013)	—	2,956	1,308	4,264	8,528
Balance at December 31, 2013	$—	$326,151	$(33,174)	$(59,625)	$233,352

The accompanying notes are an integral part of these combined consolidated financial statements

WESTERN REFINING LOGISTICS, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net loss	$(59,491)	$(70,992)	$(40,373)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,042	11,620	12,694
Amortization of loan fees	109	—	—
Unit-based compensation expense	49	—	—
(Gain) loss on asset disposals	—	335	(26,687)
Changes in operating assets and liabilities:
Accounts receivable - trade	66	19	65
Accounts receivable - affiliate	(11,431)	—	—
Prepaid expenses	(216)	(385)	139
Other assets	12	—	—
Accounts payable and accrued liabilities	7,610	2,072	559
Other long-term liabilities	1	—	—
Net cash used in operating activities	(50,249)	(57,331)	(53,603)
Cash flows from investing activities:
Capital expenditures	(60,985)	(25,725)	(3,931)
Proceeds from sale of assets	—	225	40,000
Net cash provided by (used in) investing activities	(60,985)	(25,500)	36,069
Cash flows from financing activities:
Proceeds from issuance of common units, net of underwriters' discount and commissions	325,263	—	—
Offering costs for issuance of common units	(2,117)	—	—
Distribution to general partner	(244,884)	—	—
Deferred financing costs	(2,616)	—	—
Contributions from affiliate	119,588	82,831	17,534
Net cash provided by financing activities	195,234	82,831	17,534
Net change in cash and cash equivalents	84,000	—	—
Cash and cash equivalents at beginning of year	—	—	—
Cash and cash equivalents at end of year	$84,000	$—	$—
Supplemental disclosure of non-cash investing and financing activities:
Contribution of property, plant and equipment from affiliate	$146,513	$—	$—
Net assets of Predecessor retained by affiliate	(34,829)	—	—
Underwriting discounts and commissions	(22,612)	—	—
Accrued capital expenditures	(1,026)	1,036	27

The accompanying notes are an integral part of these combined consolidated financial statements

WESTERN REFINING LOGISTICS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation
Western Refining Logistics, LP ("WNRL" or the "Partnership") is a Delaware limited partnership formed in July 2013 by Western Refining Logistics GP, LLC ("WRGP"), our general partner. WRGP is owned 100% by Western Refining, Inc. ("Western") and holds all of the non-economic general partner interests in WNRL. On October 16, 2013, we completed our initial public offering (the "Offering") of 15,812,500 common units representing limited partner interests (including 2,062,500 common units issued due to the exercise of the underwriters' over-allotment option). Upon completion of the Offering, Western Refining Company, LP and Western Refining Southwest, Inc., each wholly-owned subsidiaries of Western, collectively held a 65.3% limited partner interest in WNRL, with the remaining 34.7% limited partner interest being held by public unitholders. See Note 3, Initial Public Offering, for further discussion.
We engage in the gathering, transportation, storage and terminalling of crude oil and refined products and the storage, processing and terminalling of asphalt. Most of our assets are integral to the operations of Western’s refineries located in El Paso, Texas and Gallup, New Mexico (Western’s “El Paso Refinery” and “Gallup Refinery,” respectively). Primarily, we operate in Arizona, New Mexico and west Texas. Giving effect to the Offering, we generate substantially all of our revenues from transactions with Western.
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for financial information and with the instructions to Form 10-K and Article 10 of Regulation S-X as it relates to quarterly information included in Note 15, Quarterly Financial Information. We have not reported comprehensive income due to the absence of items of other comprehensive income or loss during the periods presented.
The financial statements presented in this Annual Report on Form 10-K include the consolidated financial results of Western Refining Logistics, LP Predecessor (the "Predecessor"), our predecessor for accounting purposes, for periods presented through October 15, 2013, and the consolidated financial results of WNRL for the period beginning October 16, 2013, the date of the Offering. The balance sheet as of December 31, 2013, presents solely the consolidated financial position of WNRL.

2. Summary of Accounting Policies
Cash Equivalents
We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.
Accounts Receivable
Credit for non-affiliated customers is extended based on an evaluation of our customer’s financial condition. Past due or delinquency status of our trade accounts receivable are generally based on contractual arrangements with our customers. Uncollectible accounts receivable are charged against the reserve for doubtful accounts when all reasonable efforts to collect the amounts due have been exhausted.
Property, Plant and Equipment
Property, plant and equipment are stated at cost. We capitalize interest on expenditures for capital projects in process greater than one year and greater than $1 million until such projects are ready for their intended use.
Depreciation is provided on the straight-line method at rates based upon the estimated useful lives of the various classes of depreciable assets. The lives used in computing for such assets are as follows:

Buildings and improvements	3	—	25	years
Pipeline and related assets	5	—	20	years
Terminals and related assets	5	—	20	years
Asphalt plant, terminals and related assets	5	—	30	years
Leasehold improvements are depreciated on the straight-line method over the shorter of the lease term or the improvement’s estimated useful life.
Expenditures for periodic maintenance and repair costs are expensed when incurred. Such expenses are reported in operating and maintenance expenses in our Consolidated Statements of Operations.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Impairment of Long-Lived Assets
We review the carrying values of our long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets to be held and used may not be recoverable. A long-lived asset is not recoverable if its carrying amount exceeds the sum of the undiscounted cash flows expected to result from its use and eventual disposition. If a long-lived asset is not recoverable, an impairment loss is recognized in an amount by which its carrying amount exceeds its fair value.
In order to test long-lived assets for recoverability, we must make estimates of projected cash flows related to the asset being evaluated that include, but are not limited to, assumptions about the use or disposition of the asset, its estimated remaining life and future expenditures necessary to maintain its existing service potential. In order to determine fair value, we must make certain estimates and assumptions including, among other things, an assessment of market conditions, projected volumes, margins, cash flows, investment rates, interest/equity rates and growth rates, that could significantly impact the estimated fair value of the asset being tested for impairment.
The risk of long-lived asset impairment losses may increase to the extent that our results of operations or cash flows decline. Impairment losses may result in a material, non-cash write-down of long-lived assets. Furthermore, impairment losses could have a material effect on our results of operations and equity.
For assets to be disposed of, we report long-lived assets at the lower of carrying amount or fair value less cost to sell.
Revenue Recognition
We recognize revenue for crude oil and refined petroleum product pipeline transportation based on the delivery of actual volumes transported at agreed upon tariff rates and for crude oil and refined petroleum product terminalling and storage as performed based on contractual rates related to throughput volumes or cost-plus-margin arrangements. We derived a substantial portion of our revenue from our sales to Western and the agreed upon rates do not necessarily reflect market rates for the historical periods presented. Prior to the Offering our assets were a part of the integrated operations of Western. The Predecessor generally recognized only the costs and did not record revenue associated with the transportation, terminalling or storage services provided to Western on an intercompany basis. Accordingly, the revenues in the Predecessor’s historical consolidated financial statements relate only to amounts received from third parties for these services and minimum amounts required to be recorded for Western for regulatory purposes. Following the closing of the Offering, our revenues were generated by existing third-party contracts and from the commercial agreements with Western. This resulted in significantly higher revenues following the Offering.
We record billings to Western for obligations under its monthly minimum volume commitments (shortfall payments) as deferred revenue, provided that Western has the right to receive future services for these billings. The balance of deferred revenue in our consolidated balance sheets as of December 31, 2013, includes $2.6 million related to shortfall billings. There was no deferred revenue as of December 31, 2012. We recognize the revenue as of the earlier of:

•	the customer receiving the future services provided by these billings;

•	the expiration of the period in which the customer is contractually allowed to receive the services (contractually stipulated as twelve months); or

•	the determination that future services will not be required.
Our sales to Western accounted for approximately 94%, 82% and 71%, respectively, of our consolidated net sales for the years ended December 31, 2013, 2012 and 2011. These percentages are not comparable as Western did not charge for the Predecessor's services in prior years. Prior to the completion of the Offering, our Predecessor did not record all revenues for intercompany gathering, pipeline transportation, terminalling and storage services.
Imbalances
Within our pipelines and storage assets, we occasionally experience volume gains and losses. Under our commercial agreements, in accordance with the pipeline loss allowance provisions of our transportation fees and tariffs, there is a 0.20% pipeline loss allowance for the crude oil shipped on our pipeline systems. Each month we invoice Western for 0.20% of the volume delivered to us by Western for the month as a volume loss at a price equal to that month's calendar day average for WTI crude oil, as quoted on the New York Mercantile Exchange, less $8.00 per barrel. Following the end of the month, we calculate the actual volume loss and provide a credit to Western for the amount of actual volume loss at a price equal to the month's calendar day average for WTI crude oil, as quoted on the New York Mercantile Exchange, less $8.00 per barrel.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Cost Classifications
Operating and maintenance expenses include direct costs of labor, maintenance materials and services, natural gas, additives, utilities and other direct operating expenses. Operating and maintenance expenses also include insurance expense and property taxes.
Unit-Based Compensation
Our general partner provides unit-based compensation to officers, non-employee directors and employees of our general partner or its affiliates. The fair value of our phantom units are measured based on the fair market value of the underlying common unit on the date of grant based on the closing price of our common units on the grant date. The estimated fair value of our phantom units is amortized over the vesting period using the straight-line method. Awards vest over a one or three year service period. The phantom unit awards may be settled in common units, cash or a combination of both. Expenses related to unit-based compensation are included in general and administrative expenses.
Financial Instruments and Fair Value
Financial instruments that potentially subject us to concentrations of credit risk primarily consist of accounts receivable. We believe that our credit risk is minimized as a result of the credit quality of our customer base. Our financial instruments include accounts receivable, accounts payable and accrued liabilities, all of which we classify as Level 1 in the fair value hierarchy (inputs are based on unadjusted quoted prices in active markets for identical assets or liabilities). The estimated fair values of these financial instruments approximate their carrying amounts.
Asset Retirement Obligations
We are required to recognize certain obligations for the retirement of our tangible long-lived assets that result from acquisition, construction, development and normal operation. A retirement obligation exists if a party is required to settle an obligation as a result of an existing or enacted law, statute, ordinance or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppels. We record the fair value of a liability for an asset retirement obligation (“ARO”) in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in the ARO due to the passage of time is recorded as an operating expense (accretion expense).
We currently have no such retirement obligations. We will continue to assess whether or not we would be required to record an ARO based upon changes in facts or circumstances.
Environmental and Other Loss Contingencies
We record liabilities for loss contingencies, including environmental remediation costs when such losses are probable and can be reasonably estimated. Loss contingency accruals, including those for environmental remediation are subject to revision as further information develops or circumstances change and such accruals can take into account the legal liability of other parties. Where the available information is sufficient to estimate the amount of liability, that estimate is used. Where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than another, the lower end of the range is used. We do not have any environmental or other loss contingencies accrued presently.
Under the omnibus agreement, Western indemnifies us for all known and certain unknown environmental liabilities that are associated with the ownership or operation of our assets and due to occurrences on or before the closing of our initial public offering (see Note 3, Initial Public Offering).
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized to reflect temporary differences between the basis of assets and liabilities for financial reporting purposes and income tax purposes. Our taxable income was included in the consolidated U.S. federal income tax returns of Western and in a number of consolidated state income tax returns. Following the Offering, our operations are treated as a partnership for federal and state income tax purposes, with each partner being separately taxed on its share of the taxable income. Therefore, we have excluded income taxes from these consolidated financial statements, except for certain states that tax partnerships. Any interest and penalties associated with these income taxes are included in the provision for income taxes.
Liabilities created for unrecognized tax benefits are presented as a separate liability and are not combined with deferred tax liabilities or assets. We classify interest to be paid on an underpayment of income taxes and any related penalties as income tax expense.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
3. Initial Public Offering
Initial Public Offering and Contribution of Assets
On October 10, 2013, our common units began trading on the New York Stock Exchange under the symbol "WNRL." On October 16, 2013, we closed the Offering of 15,812,500 common units (including 2,062,500 common units acquired under an over-allotment option that was fully exercised by the underwriters) at a price of $22.00 per common unit, resulting in gross proceeds of $347.9 million.
On October 16, 2013, Western conveyed the following assets at historical cost (the "Contributed Assets") to WNRL:

•
Pipeline and gathering assets consisting of crude oil pipelines and gathering systems located in or near the Delaware Basin in the Permian Basin area of west Texas and southern New Mexico and in the Four Corners area of northwestern New Mexico. These assets serve as a source of crude oil supply to Western’s El Paso Refinery and Gallup Refinery.

•
Terminalling, transportation and storage assets consisting of terminals and storage assets located on site at each of Western’s El Paso and Gallup Refineries and stand-alone refined products terminals located in Bloomfield and Albuquerque, New Mexico. These assets primarily receive, store and distribute crude oil, feedstock and refined products produced for Western’s refineries. We also provide fee-based asphalt terminalling and processing services at an asphalt plant and terminal in El Paso and asphalt terminalling services at three stand-alone asphalt terminals located in Albuquerque, New Mexico and Phoenix and Tucson, Arizona.

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
In connection with the Offering, we entered into a credit agreement that provides for a $300.0 million senior secured revolving credit facility that is available to fund working capital, acquisitions, distributions, capital expenditures and for other general partnership purposes. See Note 7, Debt for further detail.
We received net proceeds of $325.3 million from the sale of common units to the public, after deducting underwriting discounts and commissions and structuring fees of $22.6 million. We retained $75.7 million of the proceeds for general partnership purposes after payment of a cash distribution to Western and offering expenses of $2.1 million.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of the proceeds received and the use of proceeds was as follows (in thousands):

Proceeds received from sale of common units	$347,875

Use of proceeds:
Underwriting discounts and commissions	$20,873
Structuring fees	1,739
Offering expenses	2,117
Revolving credit agreement fees	2,579
Retained for general partnership purposes	75,683
Distributed to Western	244,884
Total	$347,875

4. Earnings Per Unit
Net income per unit is calculated for the Partnership only for periods after the Offering as no units were outstanding prior to October 16, 2013. Earnings in excess of distributions are allocated to the limited partners based on their respective ownership interests. Payments made to our unitholders are determined in relation to actual distributions declared and are not based on the net income (loss) allocations used in the calculation of net income (loss) per unit.
Diluted net income per unit includes the effects of potentially dilutive units of our common units that consist of unvested phantom units. Basic and diluted net income (loss) per unit applicable to subordinated limited partners are the same because there are no potentially dilutive subordinated units outstanding.
In addition to the common and subordinated units, we have also identified the general partner interest and incentive distribution rights as participating securities and use the two-class method when calculating the net income per unit applicable to limited partners that is based on the weighted-average number of common units outstanding during the period. There have been no additional changes to the outstanding shares after the closing of the Offering. As of December 31, 2013 there were no incentive distribution right amounts available for distribution to our general partner. Therefore, net income available to the limited partner units has not been reduced.
The calculation of net income per unit is as follows (in thousands, except per unit amounts):

Limited partners' interest in net income subsequent to initial public offering	$8,528
Net income per limited partner unit:
Common - basic	$0.19
Common - diluted	0.19
Subordinated - basic and diluted	0.19

Weighted average limited partner units outstanding:
Common - basic	22,811
Common - diluted	22,813
Subordinated - basic and diluted	22,811

WESTERN REFINING LOGISTICS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5. Property, Plant and Equipment, Net
Property, plant and equipment, net was as follows:

	December 31, 2013	December 31, 2012
	(In thousands)
Buildings and improvements	$5,428	$6,023
Pipelines and related assets	71,103	60,731
Terminals and related assets	103,361	90,425
Asphalt plant, terminals and related assets	22,714	22,174
	202,606	179,353
Accumulated depreciation	(66,289)	(66,628)
	136,317	112,725
Construction in progress	9,301	21,871
Property, plant and equipment, net	$145,618	$134,596
Depreciation expense was $13.0 million, $11.6 million and $12.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.
During March 2012, the Predecessor sold several small product storage tanks for $0.2 million recognizing a loss on disposal of $0.3 million.
On November 30, 2011, Western announced that it had entered into agreements to sell a section of the Predecessor’s TexNew Mex 16” Pipeline for a sales price of $40.0 million, which transaction closed on December 29, 2011. Prior to the sale of the section of the line, the TexNew Mex pipeline extended from Southeast to Northwest New Mexico. The sale of this segment of pipeline resulted in a gain of $26.7 million, including transaction costs of $0.1 million. The Predecessor performed an impairment analysis on the remaining portion of the its pipeline in connection with the sale and determined that no impairment of the remaining pipeline system existed as of December 31, 2011.

6. Accrued Liabilities
Accrued liabilities were as follows:

	December 31, 2013	December 31, 2012
	(In thousands)
Deferred revenue - Western	$2,589	$—
Property taxes	295	1,309
Environmental reserves	33	—
Payroll and related costs	—	646
Other	282	29
Accrued liabilities	$3,199	$1,984

WESTERN REFINING LOGISTICS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7. Debt
Revolving Credit Facility
On October 16, 2013, in connection with the closing of the Offering, we entered into a $300.0 million senior secured revolving credit agreement ("Credit Agreement") with Wells Fargo Bank, NA, as administrative agent, and a syndicate of lenders. We have the ability to increase the total commitment of the revolving credit facility by up to $200.0 million for a total facility size of up to $500.0 million, subject to receiving increased commitments from lenders or other financial institutions and satisfaction of certain conditions. The Credit Agreement includes a $25.0 million sublimit for standby letters of credit and a $10.0 million sublimit for swing line loans. Obligations under the Credit Agreement and certain cash management and hedging obligations are guaranteed by all of our subsidiaries and, with certain exceptions, will be guaranteed by any subsidiaries formed or acquired in the future. The Obligations are secured by a first priority lien on substantially all of our and our subsidiaries significant assets. The revolving credit facility matures on October 16, 2018. Borrowings under the revolving credit facility bear interest at either a base rate plus an applicable margin ranging from 0.75% to 1.75%, or at LIBOR plus an applicable margin ranging from 1.75% to 2.75%. The applicable margin varies based on our Consolidated Total Leverage Ratio, as defined in the Credit Agreement. We had no borrowings under our Credit Agreement as of December 31, 2013.
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
8. Equity
We had 15,812,500 common units held by the public outstanding as of December 31, 2013. Western owns 6,998,500 of our common units and 22,811,000 of our subordinated units constituting a total ownership interest of 65.3%. The Offering transactions were allocated in accordance with agreements signed concurrently with the Offering and the pro-rata ownership of the units held by Western. There have not been any changes to the number of outstanding units since the completion of the Offering. In accordance with our partnership agreement, Western's subordinated units will convert to common units once we have met specified distribution targets and successfully completed other tests set forth in the partnership agreement.
Issuance of Additional Interests
Our partnership agreement authorizes us to issue an unlimited number of additional partnership interests for the consideration and on the terms and conditions determined by our general partner without the approval of the unitholders. It is possible that we will fund acquisitions through the issuance of additional common units, subordinated units or other partnership interests. Holders of any additional common units we issue will be entitled to share equally with the then-existing common unitholders in our distributions of available cash. See Note 9, Equity-Based Compensation, for further information.
Allocations of Net Income
Our partnership agreement contains provisions for the allocation of net income and loss to the unitholders and the general partner. For purposes of maintaining partner capital accounts, the partnership agreement specifies that items of income and loss shall be allocated among the partners in accordance with their respective percentage interest. Normal allocations according to percentage interests are made after giving effect, if any, to priority income allocations in an amount equal to incentive cash distributions allocated 100% to the general partner.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Percentage Allocations of Available Cash From Operating Surplus
The following table illustrates the percentage allocations of available cash from operating surplus between the unitholders and our general partner (as the holder of our incentive distribution rights) based on the specified target distribution levels. The amounts set forth under the column heading “Marginal Percentage Interest in Distributions” are the percentage interests of our general partner and the unitholders in any available cash from operating surplus we distribute up to and including the corresponding amount in the column “Total Quarterly Distribution per Unit Target Amount”. The percentage interests shown for our unitholders and our general partner for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution. The percentage interests set forth below assume our general partner has not transferred its incentive distribution rights and there are no arrearages on common units.

	Total Quarterly Distribution per Unit Target Amount	Marginal Percentage Interest in Distributions
		Unitholders	General Partner
Minimum Quarterly Distribution	$0.2875	100.0%	—
First Target Distribution	above $0.2875 up to $0.3306	100.0%	—
Second Target Distribution	above $0.3306 up to $0.3594	85.0%	15.0%
Third Target Distribution	above $0.3594 up to $0.4313	75.0%	25.0%
Thereafter	above $0.4313	50.0%	50.0%
Our partnership agreement sets forth the calculation to be used to determine the amount and priority of cash distributions that the common and subordinated unitholders and general partner will receive. We declare distributions subsequent to quarter end. In accordance with our partnership agreement, on January 31, 2014, our general partner's board of directors declared a quarterly cash distribution of $0.2407 per unit for the prorated period of October 16, 2013 through December 31, 2013. We paid the distribution on February 24, 2014 to all unitholders of record on February 14, 2014. We made no distributions prior to this date.
9. Equity-Based Compensation
Our general partner's board of directors adopted the Western Refining Logistics, LP 2013 Long-Term Incentive Plan (the "LTIP Plan") in connection with the completion of the Offering. The LTIP is for the benefit of employees, consultants and non-employee directors of our general partner and its affiliates.
On October 16, 2013, we issued phantom unit awards under the LTIP Plan to certain non-employee directors as compensation in connection with the completion of the Offering. The fair value of our phantom units was determined based on the sales price per common unit associated with the Offering of $22.00. The estimated fair value of our phantom units is amortized on a straight-line basis over the scheduled vesting periods of individual awards. As of December 31, 2013, there were 4,489,092 common units reserved for future grants under the LTIP Plan.
We incurred a nominal amount of unit-based compensation expense as of December 31, 2013.
The fair value at grant date of nonvested phantom units outstanding as of December 31, 2013, was $0.2 million. Total unrecognized compensation cost related to our nonvested phantom units totaled $0.2 million as of December 31, 2013 that is expected to be recognized over a weighted-average period of approximately 0.99 years.
A summary of our unit award activity for the year ended December 31, 2013, is set forth below:

	Number of Phantom Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2012	—	$—
Awards granted	10,908	22.00
Awards vested	—	—
Awards forfeited	—	—
Nonvested at December 31, 2013	10,908	22.00

WESTERN REFINING LOGISTICS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10. Major Customers
We are part of the consolidated operations of Western, and we derive substantially all of our revenue from transactions with Western and its affiliates. Western accounted for approximately 94%, 82% and 71%, respectively, of our consolidated revenues for the years ended December 31, 2013, 2012 and 2011. These percentages are not comparable as Western did not charge for the Predecessor's services in prior years. Prior to the completion of the Offering, our Predecessor did not record all revenues for intercompany gathering, pipeline transportation, terminalling and storage services. See Note 14, Related Party Transactions, for detailed information on our agreements with Western that became effective concurrent with the closing of the Offering.
11. Income Taxes
We are not a taxable entity for United States federal income tax purposes or for the majority of states that impose an income tax. Taxes on our net income generally are borne by our partners through the allocation of taxable income. Our income tax expense results from state laws that apply to entities organized as partnerships, primarily in the state of Texas. Prior to the Offering, we had no taxable operations in the state of Texas. After the Offering, our income tax expense was $0.1 million for the period ended December 31, 2013. Our effective tax rate for the post-Offering period ended December 31, 2013 was 1.1%.
As of December 31, 2013 and December 31, 2012, we had no unrecognized tax benefit liability. No interest or penalties were recognized related to income taxes during the years ended December 31, 2013, 2012 and 2011.
12. Commitments
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
The following table presents our annual minimum rental payments under non-cancelable operating leases that have lease terms of one year or more as of December 31, 2013 (in thousands):

2014	$42
2015	5
2016	5
2017	5
2018	5
2019 and thereafter	37
$99
Total rental expense was $0.58 million, $0.06 million and $0.06 million for the years ended December 31, 2013, 2012 and 2011, respectively. Contingent rentals and subleases were not significant in any year.

13. Contingencies
Like other operators of petroleum-related storage and transportation facilities, our operations are subject to extensive and periodically changing federal and state environmental regulations governing air emissions, wastewater discharges and solid and hazardous waste management activities. Many of these regulations are becoming increasingly stringent, and we can expect the cost of compliance to increase over time. Our policy is to accrue environmental and clean-up related costs of a non-capital nature when it is probable that a liability exists and when we can reasonably estimate the amount. We may revise such estimates in the future as regulations and other conditions change. We may receive communications from various federal, state and local governmental authorities asserting violations of environmental laws and/or regulations. These governmental entities may also propose or assess fines or require corrective action for such asserted violations. We intend to respond in a timely manner to all such communications and to take appropriate corrective action.
 We are not currently aware of any environmental or other asserted or unasserted claims against us that would be expected to have a material effect on our financial condition, results of operations or cash flows.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

14. Related Party Transactions
We have no employees. Western has the sole responsibility to provide the personnel necessary to conduct our operations, whether through Western employees or through third-party personnel. Western and its affiliates employ or contract with all of the personnel that conduct our business. At the completion of the Offering, Western seconded certain specified employees to us for operating, maintenance and other services with respect to the assets that we own and operate under our direction, supervision and control pursuant to a services agreement. Western also provides overhead support for us.
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

	Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011
		Predecessor	Predecessor
	(In thousands)
Indirect charges:
General and administrative expenses	$4,396	$4,227	$4,045
Operating and maintenance expenses	11,912	11,723	10,109
Total indirect charges	$16,308	$15,950	$14,154
Our management believes the indirect charges allocated to us are a reasonable reflection of the utilization of services provided. However, those allocations may not fully reflect the expenses that we would have incurred had we been a stand-alone company during the periods presented.
Agreements with Western
The agreements described below became effective on October 16, 2013, concurrent with the closing of the Offering.
Commercial Agreements
We derive substantially all of our revenues from two 10-year, fee-based agreements with Western supported by minimum volume commitments and annual adjustments to fees that we and Western may renew for two additional five-year periods upon mutual agreement. Western has committed to provide us with minimum fees based on minimum monthly throughput volumes of crude oil and refined and other products and reserved storage capacity.
Pipeline and Gathering Services Agreement
We entered into a pipeline and gathering services agreement with Western under which we agreed to transport crude oil on our Permian Basin system primarily for use at Western’s El Paso Refinery and on our Four Corners system to Western’s Gallup Refinery. We charge Western fees for pipeline movements, truck offloading and product storage. From October 16, 2013 through December 31, 2013, we recorded total revenue of $5.7 million under our pipeline and gathering agreement.
Terminalling, Transportation and Storage Services Agreement
We entered into a terminalling, transportation and storage services agreement with Western under which we have agreed to, among other things, distribute products produced at Western’s refineries, connect Western’s refineries to third-party pipelines and systems and provide fee-based asphalt terminalling and processing services. At our network of crude oil and refined products terminals and related assets and storage facilities, we charge Western fees for crude oil, blendstock and refined product storage, shipments into and out of storage and additive and blending services. At our asphalt plant and terminal in El Paso and our three stand-alone asphalt terminals, we charge Western fees for asphalt storage, shipments into and out of asphalt storage and asphalt processing and blending. From October 16, 2013 through December 31, 2013, we recorded total revenue of $19.8 million under our terminalling, transportation and storage services agreement.
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

WESTERN REFINING LOGISTICS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Omnibus Agreement
We entered into an omnibus agreement with Western, certain of its subsidiaries and our general partner. The omnibus agreement addresses the following items:

•
our obligation to reimburse Western for the provision by Western of certain general and administrative services (this reimbursement is in addition to certain expenses of our general partner and its affiliates that are reimbursed under our partnership agreement and services agreement), as well as certain other direct or allocated costs and expenses incurred by Western on our behalf;

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
Services Agreement
We entered into a services agreement with Western under which we reimburse Western for its provision to us of certain personnel to provide operational services to us and under our supervision in support of our pipelines and gathering assets and terminalling and storage facilities, including routine and emergency maintenance and repair services, routine operational activities, routine administrative services, construction and related services and such other services as we and Western may mutually agree upon from time to time. Western will prepare a maintenance, operating and capital budget on an annual basis subject to our approval. Western submits actual expenditures for reimbursement on a monthly basis, and we reimburse Western for providing these services.
We may terminate any of the services provided by the personnel provided by Western upon 30 days prior written notice. Either party may terminate this agreement upon prior written notice if the other party is in material default under the agreement and such party fails to cure the material default within 20 business days. The services agreement has an initial term of ten years and may be renewed by two additional five-year terms upon our agreement with Western evidenced in writing prior to the end of the initial term of ten years or the first renewal term of five years. If a force majeure event prevents a party from carrying out its obligations (other than to make payments due) under the agreement, such obligations, to the extent affected by force majeure, will be suspended during the continuation of the force majeure event. These force majeure events include acts of God, strikes, lockouts or other industrial disturbances, wars, riots, fires, floods, storms, orders of courts or governmental authorities, explosions, terrorist acts, accidental disruption of service, breakage, breakdown of machinery, storage tanks or lines of pipe and inability to obtain or unavoidable delays in obtaining material or equipment and any other circumstances not reasonably within the control of the party claiming suspension and that by the exercise of due diligence such party is unable to prevent or overcome.
Leasing Agreements
We entered into three separate ground lease and access agreements with Western. All three agreements are for 10-year terms with provision for automatic renewal of up to four consecutive 10-year periods. Under each separate agreement, WNRL pays nominal annual rents. Rents due under these three agreements in the aggregate are less than $0.1 million over the initial term of the agreements.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

15. Quarterly Financial Information (Unaudited)
The quarterly condensed financial data for the years ended December 31, 2013 and 2012 is presented below:

	Year Ended December 31, 2013
	Quarter
	First	Second	Third	Fourth (1)
	(Unaudited) (In thousands, except per unit data)
Total revenues	$1,139	$1,299	$1,670	$26,721
Total operating costs and expenses	19,538	22,540	27,081	20,783
Operating income (loss)	(18,399)	(21,241)	(25,411)	5,938
Net income (loss)	(18,397)	(21,237)	(25,406)	5,549

Limited partners' interest in net income subsequent to initial public offering				$8,528
Net income per limited partner unit:
Common - basic				$0.19
Common - diluted				0.19
Subordinated - basic and diluted				0.19

Weighted average limited partner units outstanding:
Common - basic				22,811
Common - diluted				22,813
Subordinated - basic and diluted				22,811

(1)
The information presented includes the results of operations of our Predecessor for periods presented through October 15, 2013 and of the Partnership for the period beginning October 16, 2013, the date the Partnership commenced operations. Prior to the completion of the Offering, our Predecessor did not record all revenues for intercompany gathering, pipeline transportation, terminalling and storage services.

	Year Ended December 31, 2012
	Quarter
	First	Second	Third	Fourth
	(Unaudited) (In thousands)
Total revenues	$956	$1,139	$849	$901
Total operating costs and expenses	16,416	18,393	18,507	21,533
Operating loss	(15,460)	(17,254)	(17,658)	(20,632)
Net loss	(15,458)	(17,252)	(17,655)	(20,627)

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2013 (the “Evaluation Date”), concluded that as of the Evaluation Date, our disclosure controls and procedures were effective.
Management’s Report on Internal Control Over Financial Reporting. Included herein under the caption “Management’s Report on Internal Control Over Financial Reporting” on page 61 of this report.
Attestation Report of the Registered Public Accounting Firm. This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting. Management's assertion regarding its internal control over financial reporting is not required to be subjected to attestation by our independent registered public accounting firm under the Dodd-Frank Wall Street and Consumer Protection Act that exempts emerging growth companies from the auditor attestation requirement of 404(b) of the Sarbanes-Oxley Act.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance
Management of Western Refining Logistics, LP
We are managed by the directors and executive officers of our general partner, Western Refining Logistics GP, LLC. Our general partner is not elected by our unitholders and will not be subject to re-election by our unitholders in the future. Western indirectly owns all of the membership interests in our general partner. Our general partner has a board of directors, and our unitholders are not entitled to elect the directors or, directly or indirectly, to participate in our management or operations. Our general partner will be liable, as general partner, for all of our debts (to the extent not paid from our assets), except for indebtedness or other obligations that are made specifically nonrecourse to it. Whenever possible, we intend to incur indebtedness that is nonrecourse to our general partner.
Our general partner has five directors. Western appointed all members to the board of directors of our general partner. In accordance with the NYSE’s phase-in rules, we have two independent directors and we will have three independent directors within one year of the date that our common units were first listed on the NYSE.
Neither we nor our subsidiaries have any employees. Our general partner has the sole responsibility for providing the employees and other personnel necessary to conduct our operations. All of the employees that conduct our business are employed by affiliates of our general partner though certain specified employees of Western and its affiliates will be seconded to us to provide operating, routine maintenance and other services with respect to the assets owned and operated by us under our direction, supervision and control pursuant to the services agreement. We sometimes refer to these individuals in this annual report as our employees because they provide services to us directly.
Director Independence
Although most companies listed on the NYSE are required to have a majority of independent directors serving on the board of directors of the listed company, the NYSE does not require a publicly traded limited partnership like us to have a majority of independent directors on the board of directors of our general partner or to establish a compensation or a nominating and corporate governance committee. We are, however, required to have an audit committee of at least three members within one year of the date our common units are first listed on the NYSE, and all of our audit committee members are required to meet the independence and financial literacy tests established by the NYSE and the Exchange Act. The board of directors has determined that Messrs. David D. Kinder and Michael C. Linn are independent under NYSE rules.

Committees of the Board of Directors
The board of directors of our general partner has two standing committees, an audit committee and a conflicts committee, and may have such other committees as the board of directors shall determine from time to time. Each of the standing committees of the board of directors has the composition and responsibilities described below.
Each of these standing committees has a written charter that may be found on our website at www.wnrl.com. In addition, paper copies of the charters are available free of charge to all unitholders by calling (915) 534-1400 or by writing to Lowry Barfield, Secretary, at our corporate headquarters located at 123 W. Mills Avenue, Suite 200, El Paso, Texas 79901. Each committee reviews the adequacy of its charter on an annual basis, in addition to evaluating its performance and reporting to the board on such evaluation. All of the members of the standing committees are independent and outside directors as defined by the rules and regulations of the NYSE, the SEC, the IRS and our corporate guidelines, as applicable.
Audit Committee
At least three independent members of the board of directors of our general partner will serve as the initial members of our audit committee. Our general partner initially may rely on the phase-in rules of the SEC and the NYSE with respect to the independence of our audit committee. Those rules permit our general partner to have an audit committee that has one independent member by the date our common units are first listed on the NYSE, a majority of independent members within 90 days thereafter and all independent members within one year thereafter. Our audit committee assists the board of directors in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and corporate policies and controls. Our audit committee has the sole authority to retain and terminate our independent registered public accounting firm, approve all auditing services and related fees and the terms thereof and pre-approve any non-audit services to be rendered by our independent registered public accounting firm. Our audit committee also is responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm is given unrestricted access to our audit committee. The board of directors has determined that each of Messrs. David D. Kinder and Michael C. Linn meet the requirements to serve on our audit committee and our audit committee is therefore comprised of the following independent directors: Messrs. David D. Kinder and Michael C. Linn. Mr. Kinder serves as the Chairman of our audit committee and as an "audit committee financial expert."
Conflicts Committee
At least two members of the board of directors of our general partner serve on our conflicts committee to review specific matters that may involve conflicts of interest in accordance with the terms of our partnership agreement. Our conflicts committee determines if the resolution of the conflict of interest is fair and reasonable to us. The members of our conflicts committee are not officers or employees of our general partner or directors, officers or employees of its affiliates, and meet the independence and experience standards established by the NYSE and the Exchange Act to serve on an audit committee of a board of directors. In addition, the members of our conflicts committee may not own any interest in our general partner or any interest in us or our subsidiaries other than common units or awards under our incentive compensation plan. Any matters approved by our conflicts committee in good faith will be deemed to be approved by all of our partners and not a breach by our general partner of any duties it may owe us or our unitholders. The board of directors has determined that each of Messrs. David D. Kinder and Michael C. Linn meet the requirements to serve on our conflicts committee and our conflicts committee is therefore comprised of the following independent directors: Messrs. David D. Kinder and Michael C. Linn. Mr. Linn serves as the Chairman of our conflicts committee.
Meetings of the Board
During the last fiscal year, each of the board of directors and our audit committee had one meeting. All directors have access to members of management and a substantial amount of information transfer and informal communication occurs between meetings. None of our directors attended fewer than 75% of the aggregate number of meetings of the board of directors and committees of the board on which the director served.
Under our Corporate Governance Guidelines, executive sessions of the non-management directors are held after each regular meeting of the board of directors and at such other times as the non-management directors may choose. The non-management directors may request that certain employees and executive officers of our general partner and/or Western and other advisors and consultants to make presentations or participate in discussions at such meetings. To the extent this group of non-management directors does not also meet the independence standards of the NYSE, the directors who do meet such independence requirements shall also meet in executive sessions at least once a year.

Directors and Executive Officers of Western Refining Logistics GP, LLC
The following table shows information for the executive officers and directors of our general partner as of December 31, 2013. Directors are elected by the sole member of our general partner and are appointed for a one-year term and hold office until their successors have been elected or qualified or until the earlier of their death, resignation, retirement, removal or disqualification. Executive officers are appointed by, and serve at the discretion of, the board of directors. There are no family relationships among any of our directors or executive officers. Some of our directors and all of our executive officers also serve as executive officers of Western.

Name	Age (as of December 31, 2013)	Position with Western Refining Logistics GP, LLC
Jeff A. Stevens	50	Chief Executive Officer, President, and Director
Paul L. Foster	56	Director
David D. Kinder	39	Director
Michael C. Linn	61	Director
Scott D. Weaver	55	Director
Mark J. Smith	54	Executive Vice President
Gary R. Dalke	61	Chief Financial Officer
William R. Jewell	59	Chief Accounting Officer
Lowry Barfield	56	Senior Vice President, Legal - General Counsel and Secretary
Jeffrey S. Beyersdorfer	52	Senior Vice President, Treasurer, Director of Investor Relations and Assistant Secretary
Matthew L. Yoder	44	Senior Vice President - Operations
Jeff A. Stevens has served as the Chief Executive Officer and President of our general partner and as a director of our general partner since July 2013. Mr. Stevens has also served as a director of Western since September 2005, as Western’s President since February 2009 and as its Chief Executive Officer since January 2010. Previously, Mr. Stevens served as Chief Operating Officer of Western since April 2008, as Executive Vice President since September 2005 and as Executive Vice President of one of Western’s affiliates since 2000. In November 2013, Mr. Stevens was elected to the board of directors of Northern Tier Energy GP LLC, the general partner of Norther Tier and Northern Tier Energy LLC, a wholly-owned operating subsidiary of Norther Tier. Mr. Stevens also serves on the board of directors of Vomaris Innovations, Inc., a privately held medical device company. Mr. Stevens has spent his entire career working in the refined product production and marketing industry. Except as previously mentioned, in the past five years, Mr. Stevens has not served as a director of a publicly traded company, or as a director of a registered investment company. Mr. Stevens was extensively involved in our Offering and has a deep understanding of the marketing of refined products that make him well qualified to serve as a director.
Paul L. Foster has served as a director of our general partner since July 2013. Mr. Foster has also served as Chairman of Western’s board of directors since September 2005. Mr. Foster served as Western’s Chief Executive Officer from September 2005 until January 2010, when he was appointed Executive Chairman of Western. Mr. Foster also served as President of Western from September 2005 to February 2009. Mr. Foster has served on the board of directors of the University of Texas System Board of Regents since 2007, where he is currently Vice Chairman. He also serves on the board of directors of WestStar Bank, an El Paso-based bank; on the board of directors of Vomaris Innovations, Inc., a privately held medical device company; as Chairman of the board of directors of the University of Texas Investment Management Company; and on various other civic and professional organizations. Mr. Foster has spent virtually his entire career working in the refined product production and marketing industry. In November 2013, he was elected to the Board of Directors of Northern Tier Energy GP LLC, the general partner of Northern Tier and Northern Tier Energy LLC, a wholly-owned operating subsidiary of Northern Tier. Except as previously mentioned, in the past five years, Mr. Foster has not served as a director of any other publicly traded company or as a director of a registered investment company. Mr. Foster's extensive understanding of the production and marketing of refined products are key attributes, among others, that make him well qualified to serve as a director.
David D. Kinder has served as a member of the board of directors of our general partner and as Chairman of the Audit Committee and a member of the Conflicts Committee since October 2013. From May 2005 until March 2013, Mr. Kinder served as the Treasurer of Kinder Morgan Management, LLC, Kinder Morgan G.P., Inc. and Kinder Morgan Inc., and he also served as the Vice President, Corporate Development of each of these entities since October 2002. Mr. Kinder served as Treasurer of Kinder Morgan Holdco LLC from May 2007 until February 2011, and continued in the role of Vice President, Corporate Development and Treasurer of Kinder Morgan Inc. upon its conversion. From May 2012 until March 2013, he served as Vice President, Corporate Development and Treasurer of the general partner of El Paso Pipeline Partners, L.P. Mr. Kinder has not served as a director of a public company or a registered investment company in the last five years. We believe that Mr. Kinder’s many years of experience in the acquisition, divestiture and development of midstream energy assets and the financing of such transactions, as well as his knowledge of the industries in which we operate and master limited partnerships generally, make him particularly well-suited to serve on the board of directors of our general partner.
Michael C. Linn has served as a member of the board of directors of our general partner and as a member of the Audit Committee and Conflicts Committee since October 2013. Mr. Linn is the founder of Linn Energy LLC and has served as a director of Linn Energy LLC since December 2011. Prior to such time, he was Executive Chairman of the Board of Directors of Linn Energy LLC since January 2010 and Chairman and Chief Executive Officer of Linn Energy, LLC from December 2007 to January 2010. Following his retirement as Executive Chairman of the Board of Linn Energy LLC in December 2011, Mr. Linn formed MCL Ventures LLC, a private investment vehicle that focuses on purchasing oil and gas royalty interests as well as non-operated interests in oil and gas wells, subject to the non-competition provisions in his retirement agreement with Linn Energy LLC. Mr. Linn has served as a member of the board of directors of Nabors Industries Ltd. since February 2012, a senior advisor to Quantum Energy Partners since December 2012, a member of the board of directors of Black Stone Minerals since January 2013, a member of the board of directors of Centrica, plc since June 2013 and a member of the board of directors of LinnCo LLC since April 2012. Except as listed above, Mr. Linn has not served as a director of a public company or a registered investment company in the last five years. We believe that Mr. Linn’s many years of experience as the chief executive officer of publicly traded oil and gas company, as well as his deep industry knowledge and prior public company board experience, make him particularly well-suited to serve on the board of directors of our general partner.
Scott D. Weaver has served as a director of our general partner since July 2013. Mr. Weaver has also served as a director of Western since September 2005. Mr. Weaver has served as one of Western’s executive officers since September 2005, and is currently Vice President, Assistant Treasurer and Assistant Secretary of Western. From 2000 to August 2005, he served as Chief Financial Officer, Treasurer and Secretary of one of Western’s affiliates. Mr. Weaver also served as Western’s Chief Administrative Officer from September 2005 to December 2007 and as interim Treasurer for Western from September 2009 to January 2010. In December 2013, Mr. Weaver was appointed as Interim Vice President-Administration of Northern Tier Energy GP LLC, the general partner of Northern Tier, and Northern Tier Energy, LLC, a wholly-owned operating subsidiary of Northern Tier. Mr. Weaver currently serves on the boards of directors of Encore Wire Corporation, a publicly traded copper wire manufacturing company; WIG Holdings, Inc., a privately held insurance holding company; AmerTac Corporation, a privately held consumer products company; and Vomaris Innovations, Inc., a privately held medical device company. In addition, in November 2013, he was elected to the Board of Directors of Northern Tier Energy GP LLC and Northern Tier Energy, LLC. Except as provided above, Mr. Weaver has not served as a director of a public company or a registered investment company in the past five years. Mr. Weaver's experience as the Chief Financial Officer of other public entities and his knowledge of public company finance matters are key attributes that make him well qualified to serve as a director.
Mark J. Smith has served as Executive Vice President of our general partner since July 2013. Mr. Smith has also served as Western’s President—Refining and Marketing since February 2009. Previously, Mr. Smith served as Western’s Executive Vice President—Refining since August 2006. From September 2000 to August 2006, Mr. Smith served as Vice President and General Manager, Lemont Refinery, for CITGO Petroleum Corporation, where he was responsible for all business and operational aspects of the Lemont business unit.
Gary R. Dalke has served as our general partner’s Chief Financial Officer since July 2013. Mr. Dalke has also served as Western’s Chief Financial Officer since August 2005. Previously, from 2003 until August 2005, Mr. Dalke served as the Chief Accounting Officer of one of Western’s affiliates. From September 2005 to June 2007, Mr. Dalke also served as Treasurer of Western.
William R. Jewell has served as our general partner’s Chief Accounting Officer since July 2013. Mr. Jewell has also served as Western’s Chief Accounting Officer since July 2007. From 2001 to 2007, Mr. Jewell was with KPMG LLP, where he last served as an Assurance Senior Manager.
Lowry Barfield has served as the Senior Vice President, Legal—General Counsel and Secretary of our general partner since July 2013. Mr. Barfield has also served as Western’s Senior Vice President—Legal, General Counsel and Secretary since 2007 and previously served as Western's primary outside counsel from 1999 until November 2005. In November 2013, Mr. Barfield was elected to the Board of Directors of Northern Tier Energy GP LLC, the general partner of Northern Tier, and Northern Tier Energy, LLC, a wholly-owned operating subsidiary of Northern Tier.
Jeffrey S. Beyersdorfer has served as the Senior Vice President, Treasurer, Director of Investor Relations and Assistant Secretary of our general partner since July 2013. Mr. Beyersdorfer has also served as Western’s Senior Vice President—Treasurer, Director of Investor Relations and Assistant Secretary since January 2010. From 2008 to 2009, Mr. Beyersdorfer served as Corporate Treasurer of FMC Technologies, Inc., where he was responsible for treasury operations, balance sheet management, foreign exchange and risk management. From 2002 to 2007, Mr. Beyersdorfer served as Vice President - Treasurer of Smurfit-Stone Container Corporation, where he was responsible for treasury operations, balance sheet management, pension plans, credit and collections and risk management.

Matthew L. Yoder has served as Senior Vice President—Operations of our general partner since July 2013. Mr. Yoder has also served as Western’s Senior Vice President—Retail and Administration since December 2007.
Compliance with Section 16(a) of the Securities Exchange Act
Section 16(a) of the Securities Exchange Act of 1934 ("Exchange Act") requires our (or those of our general partner) officers, directors and persons who beneficially own more than 10% of our common units to file reports of securities ownership and changes in such ownership with the SEC. Officers, directors and greater than 10% beneficial owners also are required by rules promulgated by the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of the Forms 3 and 4, including any amendments, filed with the SEC in 2013 (no Forms 5, or any amendments, were filed with respect to 2013), all required report filings by our (or our general partner's) directors and executive officers and greater than 10% affiliated beneficial owners were timely made.
Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics that applies to all directors, officers and employees as well as a Code of Ethics for Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer. These codes are posted on our website at www.wnrl.com under "Corporate Governance" in the "Investor Relations" section. In addition, paper copies of these codes are available to all unitholders free of charge by calling (915) 534-1400 or by writing to Lowry Barfield, Secretary, at our corporate headquarters located at 123 W. Mills Avenue, Suite 200, El Paso, Texas 79901. We will, within the time periods proscribed by the SEC and the NYSE, timely post on our website at www.wnrl.com any amendments to these codes and any waiver applicable to any of the Chief Executive Officer, Chief Financial Officer or Principal Accounting Officer.
Communications with Unitholders and Other Interested Parties
Unitholders and other interested parties may send communications to the board of directors or any committee thereof, the Chairman of the Board or any other director to Western Refining Logistics, LP, 123 W. Mills Avenue, Suite 200, El Paso, Texas 79901 and should clearly mark the envelope as "Unitholder Communications with Directors" and clearly identify the intended recipient(s). The General Counsel of our general partner will review each communication received and will forward the communication, as expeditiously as reasonably practicable, to the addressees if: (1) the communication complies with the requirements of any applicable policy adopted by the board of directors relating to the subject matter of the communication; and (2) the communication falls within the scope of matters generally considered by the board of directors. To the extent the subject matter of a communication relates to matters that have been delegated by the board of directors to a committee or to an executive officer of our general partner, then the General Counsel may forward the communication to the executive officer or chairman of the committee to which the matter has been delegated. The acceptance and forwarding of communications to the directors or an executive officer does not imply or create any fiduciary duty of the directors or executive officer to the person submitting the communications.

Item 11.	Executive Compensation
We and our general partner formed in July 2013 and became a publicly traded company in October of 2013. We do not directly employ any of the persons responsible for managing or operating our business. Instead we are managed by our general partner, the executive officers of which are employees of Western. Our executive officers perform services for our general partner as well as Western and its affiliates. We and our general partner are parties to an omnibus agreement with Western under which, among other things:

•	Western will make available to our general partner the services of the Western employees, including those employees who will serve as the executive officers of our general partner; and

•	Our general partner will be obligated to reimburse Western for the portion of the costs allocated to us that Western incurs providing compensation and benefits to such Western employees.
We do not specifically allocate any portion of the expense reimbursement provided for in the omnibus agreement to services provided by our individual executive officers to us; rather, the amount reimbursed covers a wide range of general and administrative costs that Western calculates annually at its discretion.
Under the applicable provisions of our partnership agreement, we reimburse our general partner for the costs it reimburses to Western for the compensation and benefits of the Western employees, including executive officers, who provide services to operate our business. In addition, we will indemnify each executive officer for actions associated with being an executive officer to the fullest extent permitted under Delaware law pursuant to an indemnification agreement and our partnership agreement.
We do not maintain any employee benefit plans or arrangements, any defined benefit pension plan or nonqualified deferred compensation plans, or any retirement plans. Western provides compensation to its executives in the form of base salaries, annual performance bonuses, long-term performance unit awards and participation in various employee benefits plans and arrangements, including the Western match for the Western 401(k) plan and Western-paid life insurance premiums. Except for Mr. Yoder, all of our executive officers have entered into employment agreements with Western. Pursuant to these agreements they would receive severance payments and continued benefits from Western in the event of certain involuntary terminations of employment with an enhanced level of severance payment, payout of performance awards, and accelerated vesting of equity awards if termination were to occur in connection with a change in control of Western. As Western and our general partner formulate and implement the compensation programs for our executive officers, they may provide different and/or additional compensation components, benefits and/or perquisites to our executive officers to ensure the officers a balanced, comprehensive and competitive compensation structure.
Except with respect to awards granted under our Long-Term Incentive Plan, compensation paid or awarded by us in 2013 consisted only of the portion of compensation paid by Western that is allocated to us and our general partner pursuant to Western’s allocation methodology and subject to the terms of the omnibus agreement. Although we will bear an allocated portion of Western’s costs of providing compensation and benefits to the Western employees who serve as the executive officers of our general partner, we will have no control over such costs and will not establish or direct the compensation policies or practices of Western.
All of our executive officers are compensated for the services they perform for us solely through awards of equity-based compensation granted pursuant to the Western Refining Logistics, LP 2013 Long Term Incentive Plan ("Long-Term Incentive Plan" or "LTIP"). Our general partner implemented the Long Term Incentive Plan during the fourth quarter of 2013. The compensation committee of the board of directors of our general partner will administer the LTIP and approve any awards granted to our executive officers. Awards under the LTIP may be granted to employees, consultants and directors of our general partner and its affiliates who perform services for us. We will be responsible for the cost of awards granted under the LTIP. The LTIP provides for grants of restricted units, unit appreciation rights ("UARs"), unit options ("Options"), phantom units, unit awards, substitute awards, other unit-based awards, cash awards, performance awards and distribution equivalent rights ("DERs"), collectively referred to as Awards. The maximum aggregate number of common units available for issuance pursuant to any and all Awards under the LTIP is 4,500,000 common units subject to the share counting provisions of the LTIP and adjustment due to recapitalization or reorganization, or related to forfeitures or the expiration of Awards as provided under the LTIP.
Our executive officers were appointed in July of 2013 and we became a publicly traded company in October of 2013. The board of directors of our general partner made the first grant of Awards under the LTIP to our executive officers in the form of time-based phantom units in January of 2014. We do not allocate any portion of our reimbursement of costs under the omnibus agreement to services provided by our individual officers to us. As such, our executive officers received no compensation paid or awarded in 2013 for the services they provided to us during 2013. In accordance with the SEC's rules and regulations, the value and/or volume of the time-based phantom unit awards granted to our executives in January of 2014 will be included in our Annual Report on Form 10-K for the year ended December 31, 2014.
Director Compensation
Officers or employees of our general partner who also serve as directors of our general partner do not receive additional compensation for such service. Directors of our general partner who are not also officers or employees of our general partner receive cash compensation on a quarterly basis as a retainer and for attending meetings of the board of directors and committee meetings and grants under our Long-Term Incentive Plan as follows:

•	A cash retainer of $50,000 per year, paid quarterly.

•	For the audit committee chair, an additional cash retainer of $15,000 per year and for the Conflicts Committee chair, an additional cash retainer of $10,000 per year, each paid quarterly.

•	An additional cash payment of $1,500 for each board of directors or committee meeting attended.

•
Annual grants under our Long-Term Incentive Plan of a number of phantom units with a fair market value equal to approximately $60,000 at the date of grant. These phantom units will generally vest at the end of the quarter in which the one-year anniversary of the date of grant occurs.

In addition, we will reimburse each director for out-of-pocket expenses in connection with attending meetings. We will fully indemnify each director for actions associated with being a director to the fullest extent permitted under Delaware law pursuant to a director indemnification agreement and our partnership agreement.

The following table reflects all compensation granted to each non-employee director during 2013.

	Fees Earned or Paid in Cash	Stock Awards	All Other Compensation	Total
Name	($)(1)	($)(2)(3)	($)	($)
Paul L. Foster	—	60,000	—	60,000
Scott D. Weaver	—	60,000	—	60,000
David D. Kinder	—	60,000	—	60,000
Michael C. Linn	—	60,000	—	60,000

(1)
The annual cash fees for non-employee directors' Board and committee service for the period of October 16, 2013 through December 31, 2013 were prorated and were paid to each director in 2014. Therefore, in accordance with the SEC's rules and regulations, these prorated fees will be reflected in the Director Compensation Table in our annual report on Form 10-K for 2014. The prorated amount of annual cash fees paid to each non-employee director were as follows: Messrs. Foster and Weaver each were paid $13,185; Mr. Kinder was paid $18,014; and Mr. Linn was paid $16,859. As Mr. Stevens is an executive officer of our general partner, he does not receive any additional compensation for his service as a director.

(2)
On October 10, 2013, each of the non-employee directors received a grant of 2,727 phantom units, representing his annual phantom unit award grant of $60,000, based on the public offering stock price of $22.00. As of December 31, 2013, this annual phantom unit award was the only outstanding award for each non-employee director.

(3)
The grant date fair value is computed in accordance with Financial Accounting Standards Codification Topic 718, Compensation - Stock Compensation ("FASB ASC Topic 718"). The values for the phantom unit awards reflect the aggregate grant date fair values of the awards. The phantom units will vest in approximately fifteen months after the grant date.

Unit Ownership Guidelines
In October 2013, the board of directors approved common unit ownership guidelines for each of the independent directors equal to three times such independent director's annual cash retainer. Independent directors may satisfy their ownership requirements with common units, units that are time-vested restricted units, phantom units or restricted units held directly or indirectly or in a retirement or deferred compensation account. Each independent director has five years from the adoption of the common unit ownership guidelines to meet these guidelines and newly elected directors have fives years from the date they are elected or appointed, as applicable, to meet these requirements. The board or a committee thereof is responsible for monitoring compliance with these guidelines.
Compensation Committee Interlocks and Insider Participation
As previously discussed, our general partner’s board of directors is not required to maintain, and does not maintain, a compensation committee. Mr. Stevens, who is a director of our general partner, is also an executive officer of our general partner and Western. However, all compensation decisions with respect to Mr. Stevens is made by Western and he does not receive any compensation directly from us or our general partner other than grants under our long-term incentive plan. Please see Item 13. Certain Relationships and Related Transactions, and Director Independence below for information about relationships among us, our general partner and Western. Please see above for information about our director and executive officer compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters
The following table sets forth the beneficial ownership of our units held by:

•	each person who beneficially owns 5% or more of the outstanding units;

•	each director and named executive officer of Western Refining Logistics GP, LLC; and

•	all directors and officers of Western Refining Logistics GP, LLC as a group.
We report the amounts and percentage of units beneficially owned on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. The rules of the SEC deem a person a “beneficial owner” of a security if that person has or shares “voting power” that includes the power to vote or to direct the voting of the security, or “investment power” that includes the power to dispose of or to direct the disposition of the security. In computing the number of common units beneficially owned by a person and the percentage ownership of that person, common units subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 7, 2014, if any, are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated

by footnote, the persons named in the table below have sole voting and investment power with respect to all units that they beneficially own, subject to community property laws where applicable.
The following table includes common units that directors and executive officers have purchased through the directed unit program. The percentage of our units beneficially owned is based on a total of 22,811,000 common units and 22,811,000 subordinated units outstanding. The percentage of Western shares beneficially owned is based on a total of 79,729,404 common shares outstanding.

	Western Refining Logistics, LP					Western Refining, Inc.
Name of Beneficial Owner (1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Percentage of Total Common and Subordinated Units Beneficially Owned	Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned
Paul L. Foster (2)	250,000	1.1%	—	—	0.5%	20,106,818	25.2%
Jeff A Stevens	502,500	2.2%	—	—	1.1%	3,673,850	4.6%
Scott D. Weaver	25,000	0.1%	—	—	0.1%	1,450,000	1.8%
Mark J. Smith	25,000	0.1%	—	—	0.1%	99,584	0.1%
Michael C. Linn	12,500	0.1%	—	—	*	—	—
Gary R. Dalke	7,500	*	—	—	*	84,235	0.1%
Matthew L. Yoder	4,000	*	—	—	*	58,847	0.1%
Jeffrey S. Beyersdorfer	1,500	*	—	—	*	47,458	0.1%
David D. Kinder	—	—	—	—	—	—	—
William R. Jewell (3)	—	—	—	—	—	97,184	0.1%
Lowry Barfield	—	—	—	—	—	71,255	0.1%
All directors and executive officers as a group (11 persons)	828,000	3.6%	—	—	1.8%	25,689,231	32.2%
Other 5% or more unitholders:
Western Refining, Inc. (4)	6,998,500	30.7%	22,811,000	100%	65.3%	—	—
Goldman Sachs Asset Management (5)	2,301,174	10.1%	—	—	5.0%	—	—
Harvest Fund Advisors LLC (6)	2,503,372	11.0%	—	—	5.5%	—	—

*	Less than 1%.

(1)	Unless otherwise indicated, the address for all beneficial owners in this table is 123 W. Mills Avenue, Ste 200, El Paso, Texas 79901.

(2)
Of the WNR shares indicated as beneficially owned by Mr. Foster, 16,004,581 are beneficially owned by Franklin Mountain Investments Limited Partnership ("FMILP"), in which Mr. Foster holds a 100.0% interest. Mr. Foster is the sole shareholder and President of Franklin Mountain G.P., LLC, the General Partner of FMILP and, as such, he may be deemed to have voting and dispositive power over the shares beneficially owned by FMILP. Of the shares beneficially owned by Mr. Foster, 4.0 million shares are pledged as collateral on lines of credit.

(3)
Of the WNR shares indicated as beneficially owned by Mr. Jewell, 6,481 are "if-converted" shares related to his beneficial ownership of 5.75% Convertible Senior Notes at a conversion price of $10.80 per share.

(4)
As of December 31, 2013, Western indirectly held 6,998,500 common units and 22,811,000 subordinated units; limited partner units were also held by affiliates of Western, as follows: Western Refining Company LP is the record holder of 6,998,500 common units and 6,643,730 subordinated units and Western Refining Southwest, Inc. is the record holder of 16,167,270 subordinated units. Western is the ultimate parent company of each such entity and may, therefore, be deemed to beneficially own the units held by each such entity. Western files information with or furnishes information to the Securities and Exchange Commission pursuant to the information requirements of the Securities Exchange Act of 1934, as amended.

(5)
According to a Schedule 13G/A filed with the SEC on February 13, 2014 by Goldman Sachs Asset Management, with an address of 200 West Street, New York, New York 10282. The Schedule 13G reports that Goldman Sachs Asset Management, L.P. and GS Investment Strategies, LLC share voting and dispositive power with respect to the reported units.

(6)
According to a Schedule 13G filed with the SEC on February 12, 2014 by Harvest Fund Advisors LLC, with an address of 100 W. Lancaster Ave, Ste 200, Wayne, Pennsylvania 19087. The Schedule 13G reports that Harvest Fund Advisors LLC holds sole voting and sole dispositive power with respect to the reported units.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted average exercise price of outstanding options, warrants and rights (2)	(c) Number of securities remaining available for future issuance under equity compensation plans, excluding securities reflected in column (a)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	10,908	—	4,489,092
Total	10,908	—	4,489,092
(1) The amounts in column (a) of this table reflect only phantom units that have been granted under the LTIP. No awards (as defined under the LTIP) have been made other than the phantom units, each of which represent rights to receive (upon vesting and payout) one common unit in the Partnership or an amount of cash equal to the fair market value of such unit. These phantom units vest pro-rata, semi-annually over five years from the date of grant.
(2) This column is not applicable because phantom units do not have an exercise price.
(c) The LTIP was adopted by the Western Refining Logistics GP, LLC in connection with the closing of the Offering and provides for the making of certain awards. For information about the LTIP that did not require approval by our limited partners, refer to Item 11 of this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Certain Relationships and Related Party Transactions
As of March 7, 2014, Western owns 6,998,500 common units and 22,811,000 subordinated units, representing an approximate 65.3% limited partner interest in us. Transactions with Western and its affiliated entities are considered to be related party transactions because Western and its affiliates own more than 5% of our equity interests; in addition, Western's executive officers serve as executive officers of both Western and our general partner.
Whenever a conflict arises between our general partner or its affiliates on the one hand, and us or our limited partners on the other hand, the resolution or course of action in respect of such conflict of interest shall be permitted and deemed approved by all our limited partners and shall not constitute a breach of our partnership agreement, of any agreement contemplated thereby or of any duty, if the resolution or course of action in respect of such conflict of interest is:

•	approved by the conflicts committee of our general partner, although our general partner is not obligated to seek such approval; or

•	approved by the holders of a majority of the outstanding common units, excluding any such units owned by our general partner or any of its affiliates.
Our general partner may, but is not required to, seek the approval of such resolutions or courses of action from the conflicts committee of its board of directors or from the holders of a majority of the outstanding common units as described above. If our general partner does not seek approval from the conflicts committee or from holders of common units as described above and the board of directors of our general partner approves the resolution or course of action taken with respect to the conflict of interest, then it will be presumed that, in making its decision, the board of directors of our general partner acted in good faith, and in any proceeding brought by or on behalf of us or any of our unitholders, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption. Unless the resolution of a conflict is specifically provided for in our partnership agreement, the board of directors of our general partner or the conflicts committee of the board of directors of our general partner may consider any factors they determine in good faith to consider when resolving a conflict. An independent third party is not required to evaluate the resolution. Under our partnership agreement, a determination, other action or failure to act by our general partner, the board of directors of our general partner, or any committee thereof (including the conflicts committee) will be deemed to be in “good faith” if our general partner, the board of directors of our general partner or any committee thereof (including the conflicts committee) subjectively believed such determination, other action or failure to act was in, or not opposed to, the best interests of the partnership or meets the standard otherwise specified in our partnership agreement.
Procedures for Review, Approval and Ratification of Transactions with Related Persons
The audit committee of our general partner is charged with the responsibility of reviewing, approving and ratifying all transactions with related persons that are required to be disclosed under the SEC’s rules and regulations and to determine whether such transactions are appropriate for WNRL to undertake. This responsibility is set forth in the audit committee’s charter which is posted on our website at www.wnrl.com or a copy of which can be provided by sending a written request to the general partner’s General Counsel at WNRL’s corporate headquarters located at 123 W. Mills Avenue, Suite 200, El Paso, Texas 79901.
In determining whether to approve or disapprove entry into a related party transaction, the audit committee will consider all of the relevant facts and circumstances available, including (if applicable) but not limited to: (1) whether there is an appropriate business justification for the transaction; (2) the benefits that accrue to us as a result of the transaction; (3) the terms available to unrelated third parties entering into similar transactions; (4) the impact of the transaction on a director’s independence (in the event the related person is a director, an immediate family member of a director, or an entity in which a director or an immediate family member of a director is a partner, shareholder, member or executive officer); (5) the availability of other sources for comparable products or services; (6) whether it is a single transaction or a series of ongoing, related transactions; and (7) whether entering into the transaction would be consistent with our Code of Business Conduct and Ethics.
Initial Public Offering
On October 10, 2013, the common units of WNRL began trading on the New York Stock Exchange under the symbol "WNRL." On October 16, 2013, WNRL completed the Offering of 15,812,500 common units representing limited partner interests at a price of $22.00 per unit that included a 2,062,500 common partnership unit over-allotment option that was fully exercised by the underwriters.
On October 16, 2013 in exchange for assets contributed at historical cost, Western received:

•	6,998,500 common units and 22,811,000 subordinated units, representing an aggregate 65.3% limited partner interest;

•	All of WNRL's incentive distribution rights; and

•	An aggregate cash distribution of $244.9 million to certain of Western's wholly-owned subsidiaries.
Distributions and Payments to Our General Partner and its Affiliates
We will generally make cash distributions to our unitholders pro rata, including Western, as the holder of 6,998,500 common units and 22,811,000 subordinated units. In addition, if distributions exceed the minimum quarterly distribution and other higher target distribution levels, Western will be entitled to increasing percentages of the distributions, up to 50% of the distributions above the highest target distribution level.
Assuming we have sufficient available cash to pay the full minimum quarterly distribution on all of our outstanding units for four quarters, Western would receive an annual distribution of approximately $34.3 million on its common and subordinated units. During 2013, we made no distributions to any unitholders.
Our general partner and its affiliates are entitled to reimbursement for all expenses they incur on our behalf, including salaries and employee benefit costs for employees who provide services to us, and all other necessary or appropriate expenses allocable to us or reasonably incurred by our general partner and its affiliates in connection with operating our business. Except to the extent specified in the omnibus agreement or services agreement, our general partner will determine the expenses that are allocable to us in good faith, but there is no limit on the amount of expenses for which our general partner and its affiliates will be reimbursed.
If our general partner withdraws or is removed, its incentive distribution rights will either be sold to the new general partner for cash or converted into common units, in each case for an amount equal to the fair market value of those interests.
If we are ever liquidated, the partners, including our general partner, will be entitled to receive liquidating distributions according to their respective capital account balances.

Agreements with Western
The agreements described below became effective on October 16, 2013, concurrent with the closing of the Offering.
Commercial Agreements
We derive substantially all of our revenues from two 10-year, fee-based agreements with Western supported by minimum volume commitments and annual adjustments to fees that we and Western may renew for two additional five-year periods upon mutual agreement. Under these agreements, we provide various pipeline, gathering, transportation, terminalling and storage services to Western and Western has committed to provide us with minimum fees based on minimum monthly throughput volumes of crude oil and refined and other products and reserved storage capacity.
Pipeline and Gathering Services Agreement
We entered into a pipeline and gathering services agreement with Western under which we agreed to transport crude oil on our Permian Basin system to Western’s El Paso refinery and on our Four Corners system to Western’s Gallup refinery. We charge Western fees for pipeline movements, truck offloading and product storage.
Terminalling, Transportation and Storage Services Agreement
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
Omnibus Agreement
We entered into an omnibus agreement with Western, certain of its subsidiaries and our general partner. The omnibus agreement addresses the following items:

•
our obligation to reimburse Western for the provision by Western of certain general and administrative services (this reimbursement is in addition to certain expenses of our general partner and its affiliates that are reimbursed under our partnership agreement and services agreement), as well as certain other direct or allocated costs and expenses incurred by Western on our behalf;

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
Services Agreement
We entered into a services agreement with Western under which Western provides certain personnel for operational services under our supervision in support of our pipeline and gathering assets and terminalling and storage facilities. We reimburse Western for the cost of these services, including routine and emergency maintenance and repair services, routine operational activities, routine administrative services, construction and related services and other services as we and Western may mutually agree. Western prepares a maintenance, operating and capital budget on an annual basis subject to our approval. Western submits actual expenditures to us monthly for reimbursement.

We may terminate any of the services provided by the personnel provided by Western upon 30 days’ prior written notice. Either party may terminate this agreement upon prior written notice if the other party is in material default under the agreement and such party fails to cure the material default within 20 business days. The services agreement has an initial term of ten years and may be renewed by two additional five-year terms upon our agreement with Western evidenced in writing prior to the end of the initial term of ten years or the first renewal term of five years. If a force majeure event prevents a party from carrying out its obligations (other than to make payments due) under the agreement, such obligations, to the extent affected by force majeure, will be suspended during the continuation of the force majeure event. These force majeure events include acts of God, strikes, lockouts or other industrial disturbances, wars, riots, fires, floods, storms, orders of courts or governmental authorities, explosions, terrorist acts, accidental disruption of service, breakage, breakdown of machinery, storage tanks or lines of pipe and inability to obtain or unavoidable delays in obtaining material or equipment and any other circumstances not reasonably within the control of the party claiming suspension and that by the exercise of due diligence such party is unable to prevent or overcome.
For amounts paid by us or Western, as applicable, under the above described agreements, see Note 14 to our Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data above.
The information required by Item 407(a) of Regulation S-K is included in Item 10. Directors, Executive Officers and Corporate Governance above.

Item 14.	Principal Accountant Fees and Services
For fiscal year 2013, Deloitte & Touche LLP billed the following fees and expenses for the indicated services:

Deloitte Fiscal Year Ended 12/31/2013
Audit Fees and Expenses	$194,250
Audit-related Fees	—
Tax Fees	—
All Other Fees	—
Total Fees and Expenses	$194,250
Audit fees paid for the services of Deloitte during fiscal year 2013 include services related to the audits of our consolidated financial statements and audit services provided in connection with our regulatory filings. Fees and expenses are for services in connection with the audit of our fiscal year ended December 31, 2013 financial statements regardless of the timing of payment for those fees and expenses.
All engagements performed by our independent registered public accounting firm, whether for auditing or non-auditing services, must be pre-approved by the Audit Committee. During the portion of the year ended December 31, 2013, following the Offering, all of the services performed for us by Deloitte were pre-approved by our Audit Committee.
The table above presents fees paid to Deloitte following our Offering in connection with the audit of our fiscal year ended December 31, 2013 financial statements. Western paid $523,400 of fees to Deloitte in connection with auditing the carve-out Predecessor historical financial statements. Prior to incurring the fees described above, we were accounted for as part of Western and do not have audit or related fees prior to such time.

PART IV

ITEM 15. EXHIBITS and Financial Statement Schedules
(a) Financial Statements:
See Index to Financial Statements included in Item 8 of this Form 10-K.
(b) Financial Statement Schedules
We have omitted all schedules because they are either not applicable, not required or the information called for therein appears in the consolidated financial statements or notes thereto.
(c) Exhibits
Exhibit Index**

Exhibit Number	Description
3.1
Certificate of Limited Partnership of Western Refining Logistics, LP (incorporated by reference to Exhibit 3.1 to WNRL's Registration Statement on Form S-1 (File No. 333-190135), filed with the SEC on July 25, 2013)

3.2
First Amended and Restated Limited Partnership Agreement of Western Refining Logistics, LP dated October 16, 2013 (incorporated by reference to Exhibit 3.2 to WNRL's Current Report on Form 8-K, filed with the SEC on October 22, 2013)

3.3
Certificate of Formation of Western Refining Logistics GP, LLC (incorporated by reference to Exhibit 3.3 to WNRL's Registration Statement on Form S-1 (File No. 333-190135), filed with the SEC on July 25, 2013)

3.4
First Amended and Restated Limited Liability Company Agreement of Western Refining Logistics GP, LLC, dated October 16, 2013, (incorporated by reference to Exhibit 3.3 to WNRL's Current Report on Form 8-K, filed with the SEC on October 22, 2013)

10.1
Credit Agreement among the Partnership, as borrower, the lenders from time to time party thereto and Well Fargo Bank, National Association, as Administrative Agent, Swingline Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to WNRL's Current Report on Form 8-K, filed with the SEC on October 22, 2013)

10.2
Contribution, Conveyance and Assumption Agreement by and among WNRL, Western Refining Logistics GP, LLC, Western Refining Southwest, Inc., San Juan Refining Company, LLC, Western Refining Pipeline, LLC, Western Refining Terminals, LLC, Western Refining Company, L.P. and Western (incorporated by reference to Exhibit 10.2 to WNRL's Current Report on Form 8-K, filed with the SEC on October 22, 2013)

10.3
Omnibus Agreement by and among WNRL, Western Refining Logistics GP, LLC, Western, Western Refining Southwest, Inc., Western Refining Company, L.P. and Western Refining Wholesale, Inc. (incorporated by reference to Exhibit 10.3 to WNRL's Current Report on Form 8-K, filed with the SEC on October 22, 2013)

10.4
Services Agreement by and among WNRL, Western Refining Company, L.P. and Western Refining Southwest, Inc. (incorporated by reference to Exhibit 10.4 to WNRL's Current Report on Form 8-K, filed with the SEC on October 22, 2013)

10.5††
Pipeline and Gathering Services Agreement by and among Western Refining Company, L.P., Western Refining Southwest, Inc. and Western Refining Pipeline, LLC (incorporated by reference to Exhibit 10.5 to WNRL's Current Report on Form 8-K, filed with the SEC on October 22, 2013)

10.6††
Terminalling, Transportation and Storage Services Agreement by and among Western Refining Company, L.P., Western Refining Southwest, Inc. and Western Refining Terminals, LLC (incorporated by reference to Exhibit 10.6 to WNRL's Current Report on Form 8-K, filed with the SEC on October 22, 2013)

10.7†	Western Refining Logistics, LP 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 to WNRL's Current Report on Form 8-K, filed with the SEC on October 22, 2013)
10.8†	Form of Phantom Unit Award Agreement (time-based vesting) (incorporated by reference to Exhibit 10.8 to the WNRL's Form S-1 Registration Statement (333-190135), filed on September 27, 2013).
10.9†	Form of Phantom Unit Award Agreement (performance-based vesting) (incorporated by reference to Exhibit 10.9 to the WNRL's Form S-1 Registration Statement (333-190135), filed on September 27, 2013).

Exhibit Number	Description
21.1*	List of Subsidiaries of WNRL
23.1*	Consent of Deloitte & Touche LLP, dated March 11, 2014
31.1*	Certification Statement of Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Statement of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Statement of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Statement of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Interactive Data Files
* Filed herewith
** Reports filed under the Securities Exchange Act of 1934, as amended (Form 10-Q and Form 8-K) are under File No. 001-36114.
† Management contract or compensatory plan or arrangement.
†† The Securities Exchange Commission has granted confidential treatment has been granted for certain portions of this Exhibit pursuant to a confidential treatment order. We have omitted these portions and filed them separately with the Securities Exchange Commission.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
WESTERN REFINING LOGISTICS, LP
BY: WESTERN REFINING LOGISTICS GP, LLC

Signature	Title	Date
/s/ Jeff A. Stevens	Chief Executive Officer and President	March 11, 2014
Jeff A. Stevens
________________________________________________________________________________________________________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jeff A. Stevens	Chief Executive Officer, President and Director	March 11, 2014
Jeff A. Stevens	(Principal Executive Officer)

/s/ Paul L. Foster	Director	March 11, 2014
Paul L. Foster

/s/ Scott D. Weaver	Director	March 11, 2014
Scott D. Weaver

/s/ David D. Kinder	Director	March 11, 2014
David D. Kinder

/s/ Michael C. Linn	Director	March 11, 2014
Michael C. Linn

/s/ Gary R. Dalke	Chief Financial Officer	March 11, 2014
Gary R. Dalke	(Principal Financial Officer)

/s/ William R. Jewell	Chief Accounting Officer	March 11, 2014
William R. Jewell	(Principal Accounting Officer)