Form 10-Q
period 2014-03-31
Western Refining Logistics, LP
filed 2014-05-12
CIK 1581908

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Registrant’s telephone number, including area code: (915) 534-1400
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 2, 2014, there were 22,811,000 common units and 22,811,000 subordinated units outstanding.

WESTERN REFINING LOGISTICS, LP

EXPLANATORY NOTE
On October 16, 2013, Western Refining Logistics, LP ("WNRL") completed its initial public offering (the "Offering") of 15,812,500 common units to the public at a price of $22.00 per unit. Unless the context otherwise requires, references in this report to Western Refining Logistics, LP, Predecessor, the "Predecessor," and "we," "our," "us" or like terms, when used in context of periods prior to October 16, 2013, refer to Western Refining Logistics, LP, Predecessor, WNRL's predecessor for accounting purposes, which consists of the assets, liabilities and results of operations of certain pipeline and gathering assets and terminalling, transportation and storage assets of Western Refining, Inc. ("Western"). Western and certain of its subsidiaries operated and held these assets and contributed the majority of these assets to WNRL in conjunction with the Offering. References in this report to "Western Refining Logistics, LP," "WNRL," the "Partnership," the "Successor" and "we," "our," "us" or like terms used in context of periods on or after October 16, 2013, refer to Western Refining Logistics, LP and its subsidiaries. See Note 3, Initial Public Offering, to our condensed consolidated financial statements for information regarding the closing of the Offering.

FORWARD-LOOKING STATEMENTS
As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, certain statements included throughout this Quarterly Report on Form 10-Q and in particular under the section entitled Part I — Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations relating to matters that are not historical fact are forward-looking statements that represent beliefs and assumptions based on currently available information. Forward-looking statements give our current expectations; contain projections of results of operations or of financial condition or forecasts of future events. These forward-looking statements relate to matters such as our industry, business strategy, organic growth opportunities and strategic asset acquisitions, our rights of first offer for certain logistics assets owned by Western, future operations, revenues, cash flows generated under fee-based agreements with Western, taxes, capital expenditures, operating and maintenance expenses, liquidity (including sources of liquidity) and capital resources and other financial and operating information, distributions, volumes of crude oil and refined and other product products handled on our pipeline and gathering operations and our terminalling, transportation and storage assets, and compliance with environmental laws and regulations. We have used the words "may," "will," "assume," "future," "forecast," "position," "potential," "predict," "strategy," "expect," "intend," "plan," "estimate," "anticipate," "believe," "project," "budget," "potential," "continue," "could" and similar terms and expressions to identify forward-looking statements in this report.
Forward-looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may or may not be realized. Some of these expectations may be based upon assumptions or judgments that prove to be incorrect. In addition, our business and operations involve numerous risks and uncertainties, many that are beyond our control that could result in our expectations not being realized or otherwise materially affect our financial condition, results of operations and cash flows. When considering these forward-looking statements, you should consider the risk factors and other cautionary statements in this report and in the other reports to which we have referred you. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties.
Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, the following:

•
changes in the business strategy or activity levels of Western, which may be impacted by a variety of factors, including changes in crack spreads, changes in the spread between West Texas Intermediate ("WTI") crude oil and West Texas Sour crude oil (also known as the sweet/sour spread) and changes in the spread between WTI crude oil and Brent crude oil and between WTI Cushing crude oil and WTI Midland crude oil;

•	our ability to identify and successfully complete strategic asset acquisitions on economically acceptable terms;

•	changes in general economic conditions;

•	competitive conditions in our industry;

•	actions taken by third-party operators, processors and transporters;

•	the demand for crude oil, refined and other products and transportation and storage services;

•	the supply of crude oil in the regions in which we and Western operate;

•	interest rates;

•	labor relations including those affecting our seconded employees and shared Western employees;

i

•	changes in the availability and cost of capital;

•	changes in tax status;

•
operating hazards, natural disasters, weather-related delays, casualty losses and other matters, including those that may result in a force majeure event under our commercial agreements with Western, that may be beyond our control;

•	the effects of existing and future laws and governmental regulations and the manner in which they are interpreted and implemented;

•	changes in insurance markets impacting costs and the level and types of coverage available;

•	disruptions due to equipment interruption or failure at our facilities, Western’s facilities or third-party facilities on which our business is dependent;

•	our ability to successfully implement our business plan;

•	the effects of future litigation; and

•	other factors discussed in more detail under Part I. — Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2013 that are incorporated herein by this reference.
Any one of these factors or a combination of these factors could materially affect our financial condition, results of operations or cash flows and could influence whether any forward-looking statements ultimately prove to be accurate. You are urged to consider these factors carefully in evaluating any forward-looking statements and are cautioned not to place undue reliance on these forward-looking statements.
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

ii

Part I. Financial Information

Item 1.	Financial Statements

WESTERN REFINING LOGISTICS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$82,951	$84,000
Accounts receivable:
Affiliate	11,793	11,431
Third-party	3	16
Prepaid expenses	736	869
Other current assets	1,034	1,048
Total current assets	96,517	97,364
Property, plant and equipment, net	148,434	145,618
Other assets, net	2,429	2,557
Total assets	$247,380	$245,539
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Affiliate	$6,761	$7,680
Third-party	1,504	1,303
Accrued liabilities, including deferred revenue from affiliate of $4,526 and $2,589, respectively	5,514	3,199
Total current liabilities	13,779	12,182
Long-term liabilities:
Other liabilities	10	5
Commitments and contingencies (Notes 12 and 13)
Equity (Deficit):
Common unitholders - Public (15,812,500 units issued and outstanding)	326,421	326,151
Common unitholders - Western (6,998,500 units issued and outstanding)	(33,181)	(33,174)
Subordinated unitholders - Western (22,811,000 units issued and outstanding)	(59,649)	(59,625)
Total equity	233,591	233,352
Total liabilities and equity	$247,380	$245,539

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING LOGISTICS, LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except per unit amounts)

	Three Months Ended
	March 31,
	2014	2013
	Successor	Predecessor
Revenues:
Affiliate	$32,056	$912
Third-party	701	227
Total revenues	32,757	1,139
Operating costs and expenses:
Operating and maintenance expenses	16,135	15,567
General and administrative expenses	1,975	1,041
Depreciation and amortization	3,244	2,930
Total operating costs and expenses	21,354	19,538
Operating income (loss)	11,403	(18,399)
Other income (expense):
Interest expense and other financing costs	(225)	—
Amortization of loan fees	(129)	—
Other income, net	3	2
Income (loss) before income taxes	11,052	(18,397)
Provision for income taxes	(119)	—
Net income (loss)	$10,933	$(18,397)

Net income per limited partner unit:
Common - basic	$0.24
Common - diluted	0.24
Subordinated - basic and diluted	0.24

Weighted average limited partner units outstanding:
Common - basic	22,811
Common - diluted	22,815
Subordinated - basic and diluted	22,811

Cash distributions declared per common unit	$0.2407

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING LOGISTICS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2014	2013
	Successor	Predecessor
Cash flows from operating activities:
Net income (loss)	$10,933	$(18,397)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,244	2,930
Amortization of loan fees	129	—
Unit-based compensation expense	221	—
Changes in operating assets and liabilities:
Accounts receivable - trade	13	—
Accounts receivable - affiliate	(362)	(21)
Prepaid expenses	133	105
Other assets	12	—
Accounts payable and accrued liabilities	1,508	(1,632)
Other long-term liabilities	5	—
Net cash provided by (used in) operating activities	15,836	(17,015)
Cash flows from investing activities:
Capital expenditures	(5,904)	(22,389)
Net cash used in investing activities	(5,904)	(22,389)
Cash flows from financing activities:
Distribution to affiliate	(7,175)	—
Distribution to non-controlling interest holders	(3,806)	—
Contributions from affiliates	—	39,404
Net cash provided by (used in) financing activities	(10,981)	39,404
Net change in cash and cash equivalents	(1,049)	—
Cash and cash equivalents at beginning of period	84,000	—
Cash and cash equivalents at end of period	$82,951	$—
Supplemental disclosure of cash flow information:
Interest paid	$225	$—
Supplemental disclosure of non-cash investing activities:
Accrued capital expenditures	$156	$326

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization
Western Refining Logistics, LP ("WNRL," "we," "us" or the "Partnership") is a Delaware limited partnership formed in July 2013 by Western Refining Logistics GP, LLC ("WRGP"), our general partner. WRGP is owned 100% by Western Refining, Inc. ("Western") and holds all of the non-economic general partner interests in WNRL. On October 16, 2013, we completed our initial public offering (the "Offering") of 15,812,500 common units representing limited partner interests. Upon completion of the Offering, Western Refining Company, L.P. and Western Refining Southwest, Inc., each wholly-owned subsidiaries of Western, collectively held a 65.3% limited partner interest in WNRL, with the remaining 34.7% limited partner interest being held by public unitholders. See Note 3, Initial Public Offering, for further discussion.
We engage in the gathering, transportation, storage and terminalling of crude oil and refined products and the storage, processing and terminalling of asphalt. Most of our assets are integral to the operations of Western’s refineries located in El Paso, Texas and Gallup, New Mexico (Western’s "El Paso Refinery" and "Gallup Refinery," respectively). Primarily, we operate in Arizona, New Mexico and West Texas. We generate substantially all of our revenues from transactions with Western.
2. Basis of Presentation, Significant Accounting Policies and Recent Accounting Pronouncements
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or for any other period.
The Condensed Consolidated Balance Sheet at December 31, 2013 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. We have not reported comprehensive income due to the absence of items of other comprehensive income or loss during the periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.
The accompanying condensed consolidated financial statements and related notes present, for periods prior to October 16, 2013, the combined financial position, results of operations and cash flow of Western Refining Logistics, LP, Predecessor, our predecessor for accounting purposes (the "Predecessor").
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
Segment Reporting
Due to the similarity of the assets we operate and how we manage our business, we have aggregated the divisions of the Partnership into one reportable operating segment for disclosure purposes. Our operating divisions reflect the way in which we internally report the financial information used to make decisions and allocate resources in connection with our operations.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Initial Public Offering
Initial Public Offering and Contribution of Assets
On October 10, 2013, our common units began trading on the New York Stock Exchange under the symbol "WNRL." On October 16, 2013, we closed the Offering of 15,812,500 common units at a price of $22.00 per common unit, resulting in gross proceeds of $347.9 million.
On October 16, 2013, Western conveyed various pipeline, gathering, terminalling, transportation and storage assets at historical cost (the "Contributed Assets") to WNRL. Western retained certain assets that are related to the Predecessor’s operations.
In exchange for the Contributed Assets, Western received:

•	6,998,500 common units and 22,811,000 subordinated units, representing an aggregate 65.3% limited partner interest in WNRL;

•	all of WNRL's incentive distribution rights; and

•	an aggregate cash distribution of $244.9 million to certain of Western's wholly-owned subsidiaries.
In connection with the Offering, we entered into a credit agreement that provides for a $300.0 million senior secured revolving credit facility that is available to fund working capital, acquisitions, distributions, capital expenditures and for other general partnership purposes. See Note 7, Debt, for further detail.
We received net proceeds of $325.3 million from the sale of common units to the public, after deducting underwriting discounts and commissions and structuring fees of $22.6 million. We retained $75.7 million of the proceeds for general partnership purposes after payment of a cash distribution of $244.9 million to Western and offering expenses of $2.1 million.

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
In addition to the common and subordinated units, we have also identified the general partner interest and incentive distribution rights as participating securities and use the two-class method when calculating the net income per unit applicable to limited partners that is based on the weighted-average number of common units outstanding during the period. There have been no additional changes to the outstanding shares after the closing of the Offering. As of March 31, 2014, there were no incentive distribution right payments to our general partner. Therefore, we have not reduced net income available to the limited partners.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The calculation of net income per unit for the three months ended March 31, 2014, is as follows (in thousands, except per unit amounts):

Net income attributable to partners	$10,933
Limited partners' distributions on common units	(5,491)
Limited partners' distributions on subordinated units	(5,491)
Distributions less than (greater than) earnings	$(49)

Limited partners' earnings on common units:
Distributions	$5,491
Allocation of distributions less than (greater than) earnings	(25)
Total limited partners' earnings on common units	$5,466

Limited partners' earnings on subordinated units:
Distributions	$5,491
Allocation of distributions less than (greater than) earnings	(24)
Total limited partners' earnings on subordinated units	$5,467

Weighted average limited partner units outstanding:
Common units - basic	22,811
Common units - diluted	22,815
Subordinated units - basic and diluted	22,811

Net income per limited partner unit:
Common - basic	$0.24
Common - diluted	0.24
Subordinated - basic and diluted	0.24
5. Property, Plant and Equipment, Net
Property, plant and equipment, net was as follows:

	March 31, 2014	December 31, 2013
	(In thousands)
Buildings and improvements	$5,428	$5,428
Pipelines and related assets	71,058	71,103
Terminals and related assets	103,493	103,361
Asphalt plant, terminals and related assets	22,714	22,714
	202,693	202,606
Accumulated depreciation	(69,533)	(66,289)
	133,160	136,317
Construction in progress	15,274	9,301
Property, plant and equipment, net	$148,434	$145,618
Depreciation expense was $3.2 million and $2.9 million for the three months ended March 31, 2014 and 2013, respectively.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. Accrued Liabilities
Accrued liabilities were as follows:

	March 31, 2014	December 31, 2013
	(In thousands)
Deferred revenue - Western	$4,526	$2,589
Property taxes	572	295
Other	416	315
Accrued liabilities	$5,514	$3,199
7. Debt
Revolving Credit Facility
We have a $300.0 million senior secured revolving credit agreement ("Credit Agreement") that matures on October 16, 2018. We have the ability to increase the total commitment of the revolving credit facility by up to $200.0 million for a total facility size of up to $500.0 million, subject to certain conditions. The Credit Agreement includes a $25.0 million sublimit for standby letters of credit and a $10.0 million sublimit for swing line loans. Obligations under the Credit Agreement and certain cash management and hedging obligations are guaranteed by all of our subsidiaries. Obligations under the Credit Agreement are secured by a first priority lien on substantially all of our and our subsidiaries significant assets. Borrowings under the revolving credit facility bear interest at either a base rate plus an applicable margin ranging from 0.75% to 1.75%, or at LIBOR plus an applicable margin ranging from 1.75% to 2.75%. The applicable margin varies based on our Consolidated Total Leverage Ratio, as defined in the Credit Agreement. We had no borrowings and no letters of credit outstanding under our Credit Agreement as of March 31, 2014.
The Credit Agreement contains covenants that limit or restrict our ability to make cash distributions. We are required to maintain certain financial ratios, each tested on a quarterly basis for the immediately preceding four quarter period.
8. Equity
We had 15,812,500 common units held by the public outstanding as of March 31, 2014. Western owns 6,998,500 of our common units and 22,811,000 of our subordinated units constituting an aggregate limited partner interest of 65.3%. The Offering transactions were allocated in accordance with agreements signed concurrently with the Offering and the pro-rata ownership of the units held by Western. There have been no changes to the number of outstanding units since the completion of the Offering. In accordance with our partnership agreement, Western's subordinated units will convert to common units once we have met specified distribution targets and successfully completed other tests set forth in our partnership agreement.
Issuance of Additional Interests
Our partnership agreement authorizes us to issue additional partnership interests for the consideration and on the terms and conditions determined by our general partner without the approval of the unitholders. It is possible that we will fund acquisitions through the issuance of additional common units, subordinated units or other partnership interests. Holders of any additional common units we issue will be entitled to share proportionally in accordance with their respective percentage interests with the then-existing common unitholders in our distributions of available cash.
Allocations of Net Income
Our partnership agreement contains provisions for the allocation of net income and loss to the unitholders and the general partner. For purposes of maintaining partner capital accounts, the partnership agreement specifies that items of income and loss shall be allocated among the partners in accordance with their respective percentage interest. Normal allocations according to percentage interests are made after giving effect, if any, to priority income allocations in an amount equal to incentive distribution right payments allocated 100% to the general partner.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Our partnership agreement sets forth the calculation to be used to determine the amount and priority of cash distributions that the common and subordinated unitholders and general partner will receive. We declare distributions subsequent to quarter end. In accordance with our partnership agreement, on January 31, 2014, our general partner's board of directors declared a quarterly cash distribution of $0.2407 per unit for the prorated period of October 16, 2013 through December 31, 2013 and corresponds to the prorated minimum quarterly distribution of $0.2875 per unit. We paid the distribution on February 24, 2014, to all unitholders of record on February 14, 2014. We made no distributions prior to this date. On May 2, 2014, our general partner's board of directors declared a quarterly cash distribution of $0.2975 per unit for the period January 1, 2014 through March 31, 2014. We have scheduled payment of the distribution for May 26, 2014.
9. Equity-Based Compensation
Our general partner's board of directors adopted the Western Refining Logistics, LP 2013 Long-Term Incentive Plan (the "LTIP") in connection with the completion of the Offering. The LTIP is for the benefit of employees, consultants and non-employee directors of our general partner and its affiliates. Awards granted under the LTIP vest over a scheduled vesting period and their market value at the date of the grant is amortized over the restricted period on a straight-line basis.
As of March 31, 2014, there were 4,288,117 common units reserved for future grants under the LTIP. We incurred unit-based compensation expense of $0.2 million for the three months ended March 31, 2014.
The fair value at grant date of nonvested phantom units outstanding as of March 31, 2014 was $5.8 million. Total unrecognized compensation cost related to our nonvested phantom units totaled $5.5 million as of March 31, 2014, that is expected to be recognized over a weighted-average period of approximately 4.87 years.
A summary of our unit award activity for the year ended March 31, 2014 is set forth below:

	Number of Phantom Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2013	10,908	$22.00
Awards granted	200,975	27.60
Awards vested	—	—
Awards forfeited	—	—
Nonvested at March 31, 2014	211,883	27.31

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10. Major Customers
We are part of the consolidated operations of Western, and we derive substantially all of our revenue from transactions with Western and its affiliates. Western accounted for approximately 97.9% and 80.0%, respectively, of our consolidated revenues for the three months ended March 31, 2014 and 2013. These percentages are not comparable as Western did not charge for the Predecessor's services in prior years. Prior to the completion of the Offering, our Predecessor did not record all revenues for intercompany gathering, pipeline transportation, terminalling and storage services. See Note 14, Related Party Transactions, for detailed information on our agreements with Western that became effective concurrent with the closing of the Offering.
11. Income Taxes
We are not a taxable entity for United States federal income tax purposes or for the majority of states that impose an income tax. Taxes on our net income generally are borne by our partners through the allocation of taxable income. Our income tax expense results from state laws that apply to entities organized as partnerships, primarily in the state of Texas. Prior to the Offering, our operations in Texas were not taxable. For the three months ended March 31, 2014, our income tax expense was $0.1 million. Our effective tax rate for the three months ended March 31, 2014 was 1.1%.
As of March 31, 2014 and December 31, 2013, we had no unrecognized tax benefit liability. No interest or penalties were recognized related to income taxes during the three months ended March 31, 2014 and 2013.
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
The following table presents our annual minimum rental payments under non-cancelable operating leases that have lease terms of one year or more (in thousands) as of March 31, 2014:

Remaining 2014	$32
2015	5
2016	5
2017	5
2018	5
2019 and thereafter	37
$89
Total rental expense was $0.1 million and $0.02 million for the three months ended March 31, 2014 and 2013, respectively.
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
 We are not currently aware of any environmental or other asserted or unasserted claims against us that would be expected to have a material adverse effect on our financial condition, results of operations or cash flows.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14. Related Party Transactions
Currently, all of our employees are shared employees with Western. At the closing of the Offering, we entered into a services agreement with Western under which Western agreed to share certain employees with us. These employees are responsible for operation, maintenance and other services related to the assets we own and operate. Western employees provide these services under our direction, supervision and control pursuant to this services agreement. Western also provides us with support for accounting, legal, human resources and various other administrative functions. We reimburse Western for these services under the services and omnibus agreements.
We have incurred indirect charges for executive oversight, accounting, treasury, tax, legal, procurement, engineering, logistics, maintenance and information technology and similar items. We have classified these indirect charges between general and administrative expenses and operating and maintenance expenses based on the functional nature of the services being performed for our operations. Indirect charges were as follows:

	Three Months Ended
	March 31,
	2014	2013
	(in thousands)
Indirect charges:
General and administrative expenses	$1,975	$1,041
Operating and maintenance expenses	7,014	3,529
Total indirect charges	$8,989	$4,570
Our management believes the indirect charges allocated to us are a reasonable reflection of the utilization of services provided. However, these allocations may not fully reflect the expenses that we would have incurred had we been a stand-alone company during the periods presented.
Agreements with Western
We derive substantially all of our revenues through various pipeline transportation, terminal distribution and storage services under long-term, fee-based commercial agreements with Western that expire in 2023. These agreements contain minimum volume commitments. Each agreement has fees that are indexed for inflation and provides us with options to renew for two additional five-year terms.
In addition to the commercial agreements, we are also party to a services agreement and an omnibus agreement with Western, as described above, that, among other things, provides for reimbursement to Western for various general and administrative services provided to us. We are also party to an operational services agreement with Western under which we reimburse for personnel services provided by Western in support of the operations of our pipelines, terminals and storage facilities.
Leasing Agreements
We entered into three separate ground lease and access agreements with Western. All three agreements are for 10-year terms with provision for automatic renewal of up to four consecutive 10-year periods. Under each separate agreement, WNRL pays nominal annual rents. Rents due under these three agreements in the aggregate are less than $0.1 million over the initial terms of the agreements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
WNRL is a fee-based growth-oriented, Delaware master limited partnership formed by Western Refining, Inc. ("Western") to own, operate, develop and acquire terminals, storage tanks, pipelines and other logistics assets. WNRL filed a registration statement on Form S-1 related to its initial public offering (the "Offering") with the SEC that was declared effective on October 9, 2013. On October 10, 2013, WNRL’s common units began trading on the New York Stock Exchange under the symbol "WNRL." On October 16, 2013, WNRL completed the Offering of 15,812,500 common units representing limited partner interests.
The financial results presented and related discussion and analysis include, for periods prior to October 16, 2013, the consolidated financial position, results of operations and cash flow information of Western Refining Logistics, LP Predecessor, our predecessor for accounting purposes. The Predecessor did not historically operate its assets for the purpose of generating revenues independent of other Western businesses that it supports. Effective October 16, 2013, concurrent with the closing of the Offering, we entered into fee-based commercial and service agreements with Western under which we operate pipeline, terminal, storage and transportation assets for the purpose of generating fee-based revenues.
Major Influences on Results of Operations
Supply and Demand for Crude Oil and Refined Products. We generate substantially all of our revenues under fee-based agreements with Western. These contracts should generate stable and predictable cash flows and limit our direct exposure to commodity price fluctuations to the loss allowance provisions in such commercial agreements. As a result of our fee-based arrangements with Western, we generally do not have exposure to variability in the prices of the hydrocarbons and other products we handle, although these risks indirectly influence our activities and results of operations over the long term. Our terminal throughput volumes depend primarily on the volume of refined and other products produced at Western’s refineries that, in turn, are ultimately dependent on Western’s ability to operate their refineries at planned rates. Our throughput volumes could be impacted by Western’s operational performance and also by the refining margin environment.
Organic Growth. We expect our revenues and distributable cash flow to grow as a result of increased volumes through our existing assets and through the expansion of our existing assets. In connection with the Offering, we have retained cash on the balance sheet to fund projects in order to achieve this desired growth. This growth is somewhat dependent on the expected crude oil production growth in the areas in which we operate. Our results will be impacted by our ability to identify organic growth projects as well as actual crude oil production growth in the future.
Acquisition Opportunities. We may acquire additional logistics assets from Western, its affiliates or third parties. Under our omnibus agreement, subject to certain exceptions, we have rights of first offer on certain logistics assets owned by Western to the extent Western decides to sell, transfer or otherwise dispose of any of those assets. We also have rights of first offer to acquire additional logistics assets in the Permian Basin or the Four Corners area that Western may construct or acquire in the future. We plan to pursue strategic asset acquisitions from third parties to the extent such acquisitions complement our or Western’s existing asset base or provide attractive potential returns in new areas within our geographic footprint. We believe that we are well-positioned to acquire logistics assets from Western and third parties should such opportunities arise. Identifying and executing acquisitions is a key part of our strategy. If we do not make acquisitions on economically acceptable terms, our future growth will be limited and the acquisitions we do make may reduce, rather than increase, our cash available for distribution. These acquisitions could also affect the comparability of our results from period to period. We expect to fund future growth capital expenditures primarily from a combination of cash-on-hand, borrowings under our revolving credit facility and the issuance of additional equity or debt securities. To the extent we issue additional partnership units to fund future acquisitions or discretionary capital expenditures, the payments of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level.

Factors Affecting the Comparability of Our Financial Results
Our results of operations may not be comparable to our historical results of operations for the reasons described below:
Revenues. There are differences in the way our Predecessor recorded revenues and the way we record revenues. Our assets have historically been a part of the integrated operations of Western and the Predecessor generally recognized only the costs and did not record revenue associated with the transportation, terminalling or storage services provided to Western on an intercompany basis. Accordingly, the revenues in our Predecessor's historical consolidated financial statements (which are our financial statements for periods prior to October 16, 2013) relate only to amounts received from third parties for these services and minimum amounts required to be recorded for Western. We generate revenues through existing third-party contracts and from the commercial agreements that we entered into with Western at the closing of the Offering. Under these commercial agreements, Western pays us fees for gathering, transporting and storing crude oil and storing and terminalling refined and other products. These contracts contain minimum volume commitments and fees that are indexed for inflation in accordance with either the Federal Energy Regulatory Commission ("FERC") indexing methodology for pipelines or the U.S. Producer Price Index for all other fees.
Maintenance Costs. Our terminal facilities are subject to recurring maintenance for normal wear and related maintenance costs are generally consistent from period to period. When a change in service of a storage tank occurs, maintenance costs will generally be greater due to increased costs of tank cleaning and hazardous material disposal. Our routine service cycle for tank inspections and maintenance at our storage facilities is generally every 10 years. Our pipelines are also subject to routine periodic inspections. The cost of our maintenance is dependent upon the level of repairs deemed necessary as a result of the inspection of the specific asset. The timing of our maintenance procedures is somewhat dependent upon available resources or other concurrent work at the facility.
General and Administrative Expenses. Our general and administrative expenses included direct and indirect charges for the management and operation of our logistics assets and certain expenses allocated by Western for general corporate services, such as treasury, accounting and legal services. Prior to the Offering, Western charged or allocated costs and expenses to the Predecessor based on the nature of the services and our proportionate share of employee time and headcount. Following the closing of the Offering, under our omnibus and services agreements, Western charges us a combination of direct and allocated charges for administrative and operational services that is comparable to those charged to the Predecessor prior to the Offering.
Financing. There are differences in the way we finance our operations as compared to the way our Predecessor financed its operations. Historically, Western financed our Predecessor's operations as part of its integrated operations and our Predecessor did not record any separate costs associated with financing its operations. Additionally, we largely relied on internally generated cash flows and capital contributions from Western to satisfy the Predecessor's capital expenditure requirements. Based on the terms of our cash distribution policy, we will distribute most of the cash generated by our operations to our unitholders, including Western. As a result, we expect to fund future growth capital expenditures primarily from a combination of the cash retained from the Offering, borrowings under our revolving credit facility and the issuance of additional equity or debt securities.
Delaware Basin System. The Predecessor's historical results of operations do not include the Delaware Basin system that includes approximately 38 miles of 10-inch and 12-inch mainlines. These mainlines are located in Southeast New Mexico and West Texas and handle crude oil produced in the Delaware Basin area of the Permian Basin. The Main 12-inch and the East 10-inch pipelines were placed into service in July 2013. The West 10-inch pipeline was placed into service in August 2013. The Delaware Basin system is designed to handle up to 138,000 barrels per day ("bpd"), comprised of a mainline capacity of 100,000 bpd and truck unloading capacity of 38,000 bpd.
Assets Retained by Western. The Predecessor’s historical results of operations include revenues, expenses and other items related to certain assets that were retained by Western and not contributed to us in connection with the Offering. These assets include Western’s Jal NGL terminal and certain inactive portions of the TexNew Mex 16" pipeline.
Critical Accounting Policies and Estimates
We prepare our financial statements in conformity with U.S. generally accepted accounting principles ("GAAP"). In order to apply these principles, we must make judgments, assumptions and estimates based on the best available information at the time. Actual results may differ based on the continuing development of the information utilized and subsequent events, some of which we may have little or no control over. Our critical accounting policies could materially affect the amounts recorded in our financial statements. Our critical accounting policies, estimates and recent accounting pronouncements that potentially impact us are discussed in detail under Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2013 Form 10-K.
Recent Accounting Pronouncements. From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that may have an impact on our accounting and reporting. We believe that recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future either will not have a significant impact on our accounting or reporting or that such impact will not be material to our financial position, results of operations and cash flows when implemented.
How We Evaluate Our Operations
Our management uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability and include but are not limited to pipeline throughput and terminal volumes, revenues, operating and maintenance expenses, EBITDA and distributable cash flow.
Volumes. The amount of revenue we generate depends on the volumes of crude oil and refined and other products that we handle with our pipeline and gathering operations and our terminalling, transportation and storage assets. Primary factors impacting these volumes include the supply and demand for crude oil, refined products and asphalt in the regions that we directly or indirectly serve. Although Western has committed to minimum volumes under our commercial agreements, we expect over time that Western will ship volumes in excess of its minimum volume commitment on our pipeline and gathering systems and will terminal volumes in excess of its minimum volume commitments at our terminals. Our results of operations will be impacted by whether Western ships and stores such incremental volumes and by the amount of volumes we handle for third parties.
Revenues. We generate revenues from the commercial agreements that we entered into with Western and other third-party contracts. Under the commercial agreements with Western, Western pays us fees for gathering, transporting and storing crude oil and storing and terminalling refined and other products. These contracts contain minimum volume commitments and fees that are indexed for inflation in accordance with either the FERC indexing methodology for pipelines or the U.S. Producer Price Index for all other fees. The incremental volumes that Western and other third-parties ship and store with us will directly impact our revenues and our results of operations.
Operating and Maintenance Expenses. Our management seeks to maximize the profitability of our operations by effectively managing operating and maintenance expenses. These expenses primarily consist of labor expenses, lease costs, utility costs, insurance premiums, repairs and maintenance expenses and related property taxes. These expenses generally remain relatively stable across broad ranges of throughput volumes but can fluctuate from period to period depending on the mix of activities performed during that period and the timing of such expenses. We intend to manage maintenance expenditures on our pipelines and terminals by scheduling maintenance over time to avoid significant variability and minimize impact on our cash flows.
Results of Operations
A discussion and analysis of the factors contributing to our results of operations is presented below. The accompanying condensed consolidated financial information for the three months ended March 31, 2013 represent our Predecessor's results of operations, while the condensed consolidated financial information for the three months ended March 31, 2014 represent the results of operations for WNRL. The financial information, together with the accompanying analysis, are intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting our future performance.

The following tables summarize our financial data and key operating statistics for the three months ended March 31, 2014 and 2013, respectively. The following data should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this quarterly report.
Three Months Ended March 31, 2014, Compared to the Three Months Ended March 31, 2013

	Three Months Ended
	March 31,
	2014	2013
	Successor	Predecessor	Change
	(In thousands)
Revenues:
Affiliate	$32,056	$912	$31,144
Third-party	701	227	474
Total revenues	32,757	1,139	31,618
Operating costs and expenses:
Operating and maintenance expenses	16,135	15,567	568
General and administrative expenses	1,975	1,041	934
Depreciation and amortization	3,244	2,930	314
Total operating costs and expenses	21,354	19,538	1,816
Operating income (loss)	11,403	(18,399)	29,802
Other income (expense):
Interest expense and other financing costs	(225)	—	(225)
Amortization of loan fees	(129)	—	(129)
Other, net	3	2	1
Income (loss) before income taxes	11,052	(18,397)	29,449
Provision for income taxes	(119)	—	(119)
Net income (loss)	$10,933	$(18,397)	$29,330

	Three Months Ended
	March 31,
	2014	2013
	Successor	Predecessor	Change
	(In thousands, except barrel per day data)
Key Operating Statistics
Pipeline and gathering (bpd):
Mainline movements:
Permian/Delaware Basin system	15,343	—	15,343
Four Corners system (1)	41,015	36,016	4,999
Gathering (truck offloading):
Permian/Delaware Basin system	22,164	2,527	19,637
Four Corners system	11,400	6,171	5,229
Terminalling, transportation and storage (bpd):
Shipments into and out of storage (includes asphalt)	340,588	297,901	42,687

Cash Flow Data
Net cash provided by (used in):
Operating activities	$15,836	$(17,015)	$32,851
Investing activities	(5,904)	(22,389)	16,485
Financing activities	(10,981)	39,404	(50,385)

Other Data
EBITDA (2)	$14,650	$(15,467)	$30,117
Distributable cash flow (2)	15,103	—	15,103
Capital expenditures	5,904	22,389	(16,485)
——————

(1)
Some barrels of crude oil in route to Western’s Gallup Refinery are transported on more than one of our mainlines. Mainline movements for the Four Corners system include each barrel transported on each mainline.

(2)
We define EBITDA as earnings before interest expense and other financing costs, provision for income taxes and depreciation and amortization. We define Distributable Cash Flow as EBITDA plus the change in deferred revenues, less net cash interest paid, income taxes paid and maintenance capital expenditures.

EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

•	EBITDA does not reflect the interest expense or the cash requirements necessary to service interest or principal payments on our debt;

•	EBITDA does not reflect changes in, or cash requirements for, our working capital needs; and

•	EBITDA, as we calculate it, may differ from the EBITDA calculations of other companies in our industry, thereby limiting its usefulness as a comparative measure.
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
Distributable Cash Flow is also a quantitative standard used by the investment community with respect to publicly traded partnerships because the value of a partnership unit is, in part, measured by its yield. Yield is based on the amount of cash distributions a partnership can pay to a unitholder.
We believe that the presentation of these non-GAAP measures provides useful information to investors in assessing our financial condition and results of operations. The GAAP measure most directly comparable to EBITDA and Distributable Cash Flow is net income (loss). These non-GAAP measures should not be considered as alternatives to net income (loss) or any other measure of financial performance presented in accordance with GAAP. EBITDA excludes some, but not all, items that affect net income (loss). These non-GAAP measures may vary from those of other companies. As a result, EBITDA and Distributable Cash Flow as presented herein may not be comparable to similarly titled measures of other companies.
The following table reconciles net income (loss) to EBITDA for the periods presented and Distributable Cash Flow for the period ending March 31, 2014:

	Three Months Ended
	March 31,
	2014	2013
	Successor	Predecessor	Change
	(In thousands)
Net income (loss)	$10,933	$(18,397)	$29,330
Interest expense and other financing costs	225	—	225
Amortization of loan fees	129	—	129
Provision for income taxes	119	—	119
Depreciation and amortization	3,244	2,930	314
EBITDA	14,650	$(15,467)	$30,117

Change in deferred revenues	1,937
Cash interest paid	(225)
Income taxes paid	—
Maintenance capital expenditures	(1,259)
Distributable cash flow	$15,103

Minimum quarterly distribution	$13,116
Overview. The increase in net income was primarily due to increased revenues offset by higher operating and maintenance expenses and general and administrative expenses during the first quarter of 2014 versus the first quarter of 2013.
Revenues. Prior to the Offering, our assets were a part of the integrated operations of Western. The Predecessor generally recognized only the costs and did not record revenues associated with the transportation, terminalling or storage services provided to Western on an intercompany basis. Accordingly, the revenues in the Predecessor’s historical consolidated financial statements relate only to amounts received from third parties for these services and minimum amounts required to be recorded for Western for regulatory purposes. Following the closing of the Offering, our revenues were generated by existing third-party contracts and from commercial agreements with Western. The commercial agreements with Western coupled with increased operations generated from our Permian Basin assets resulted in significantly higher revenues following the Offering.
Operating and Maintenance Expenses. The increase in operating and maintenance expenses resulted from increases in employee expenses ($0.7 million) related to increased headcount and wage rates for Western employee services compared to 2013 primarily due to operating our Permian Basin assets, outside support services ($0.2 million) and environmental expenses ($0.1 million) associated with disposal of waste materials from tank cleanings. These increases were partially offset by a decrease in maintenance expenses ($0.5 million) that was primarily the result of the timing of the performance of the maintenance during the first quarter of 2014 versus the first quarter of 2013.

Maintenance expense for the three months ended March 31, 2014 was $7.4 million compared to $7.9 million for the same period in 2013.
General and Administrative Expenses. General and administrative expenses increased quarter over quarter due to an increase in professional and legal services ($0.6 million) and public company costs ($0.3 million).
Depreciation and Amortization. Depreciation increased quarter over quarter due to the ongoing expansion of our Delaware Basin logistics system.
Operating Income (Loss). Operating income increased quarter over quarter primarily due to increased revenue, partially offset by higher operating and maintenance expenses and general and administrative expenses.

Liquidity and Capital Resources
Historically, our sources of liquidity included funding from Western. Our cash receipts were deposited in Western’s bank accounts and all cash disbursements were made from these accounts. Thus, historically our financial statements have reflected no cash balances. Following the Offering, we have separate bank accounts with Western having retained the working capital of the Predecessor, as these balances represented assets and liabilities related to the Predecessor’s assets prior to the closing of the Offering.
Our sources of liquidity include $75.7 million retained from the net proceeds generated from the Offering, cash generated from operations, availability under our revolving credit facility and our ability to issue additional equity or debt securities subject to market conditions. We expect that these sources of funds will be adequate to provide for our short-term and long-term liquidity requirements.
We intend to pay a minimum quarterly distribution of $0.2875 per unit per quarter, or $1.15 per unit on an annualized basis that aggregates to $13.1 million per quarter and $52.5 million per year based on the current number of common and subordinated units outstanding. We do not have a legal obligation to pay this distribution. Any distributions are also subject to compliance with restrictions in our revolving credit facility.
Our partnership agreement sets forth the calculation to be used to determine the amount and priority of cash distributions that the common and subordinated unitholders and general partner will receive. Our distributions are declared subsequent to quarter end. In accordance with our partnership agreement, on January 31, 2014, our general partner's board of directors declared a quarterly cash distribution of $0.2407 per unit for the prorated period of October 16, 2013, through December 31, 2013. We paid the distribution on February 24, 2014 to all unitholders of record on February 14, 2014. We did not make distributions prior to this date. On May 2, 2014, our general partner's board of directors declared a quarterly cash distribution of $0.2975 per unit for the period ended March 31, 2014. We plan to pay the distribution on May 26, 2014.
Revolving Credit Facility
On October 16, 2013, we entered into a $300.0 million senior secured revolving credit agreement ("Credit Agreement"). We have the ability to increase the total commitment of the revolving credit facility by up to $200.0 million for a total facility size of up to $500.0 million, subject to certain conditions. The Credit Agreement includes a $25.0 million sublimit for standby letters of credit and a $10.0 million sublimit for swing line loans. Obligations under the Credit Agreement and certain cash management and hedging obligations are guaranteed by all of our subsidiaries. Obligations under the Credit Agreement are secured by a first priority lien on substantially all of our and our subsidiaries significant assets. The revolving credit facility matures on October 16, 2018. Borrowings under the revolving credit facility bear interest at either a base rate plus an applicable margin ranging from 0.75% to 1.75%, or at LIBOR plus an applicable margin ranging from 1.75% to 2.75%. The applicable margin will vary based upon our Consolidated Total Leverage Ratio, as defined in the Credit Agreement. We had no borrowings and no outstanding letters of credit under the Credit Agreement as of March 31, 2014.
The Credit Agreement contains covenants that limit or restrict our ability to make cash distributions. We are required to maintain certain financial ratios, each tested on a quarterly basis for the immediately preceding four quarter period.

Cash Flows
The following table sets forth our cash flows for the periods indicated:

	Three Months Ended
	March 31,
	2014	2013
	Successor	Predecessor	Change
	(In thousands)
Net cash provided by (used in) operating activities	$15,836	$(17,015)	$32,851
Net cash used in investing activities	(5,904)	(22,389)	16,485
Net cash provided by (used in) financing activities	(10,981)	39,404	(50,385)
Net change in cash and cash equivalents	$(1,049)	$—	$(1,049)
The increase in net cash from operating activities was primarily the result of the following net changes between quarterly periods of the respective years:
•Net income (loss) ($29.3 million increase);
•Accounts payable and accrued liabilities ($3.1 million increase); and
•Depreciation and amortization ($0.3 million increase).
The changes in components making up net income (loss) and depreciation and amortization occurred for reasons discussed above. The change in accounts payable and accrued liabilities was primarily due to an increase in payables associated with accrued property taxes and accrued payroll expenses related to Western employee services.
Cash flows used in investing and financing activities for the three months ended March 31, 2014 were primarily used to fund capital expenditures of $5.9 million and cash distributions to Western and to non-controlling interest holders of $7.2 million and $3.8 million, respectively. For the same period in 2013, the respective investing and financing activities relate to our Predecessor's capital expenditures of $22.4 million primarily for construction of the Permian Basin assets and Western's contribution of $39.4 million to fund our Predecessors capital needs and operations.
Capital Expenditures
Our capital requirements have consisted of and are expected to continue to consist of maintenance capital expenditures and discretionary capital expenditures. We retained $75.7 million in cash proceeds from the Offering for general partnership purposes including planned growth projects. Maintenance capital expenditures include expenditures required to maintain equipment reliability, tankage and pipeline integrity and safety and to address environmental regulations. Discretionary capital expenditures include expenditures to acquire assets and expand existing facilities that increase throughput capacity of our pipelines and in our terminals or increase storage capacity at our storage facilities. For 2014, we budgeted $7.2 million for maintenance capital projects and up to $25.0 million in discretionary growth projects. Capital expenditures for the three months ended March 31, 2014 were $5.9 million comprised of $1.3 million in maintenance and regulatory capital expenditures and $4.6 million in discretionary capital expenditures primarily for the expansion of our crude oil storage and truck offloading capabilities in both the Four Corners and the Delaware Basin.
We intend to rely primarily upon external financing sources, including borrowings under our revolving credit facility and the issuance of debt and equity securities, to fund any significant future discretionary capital expenditures.
Contractual Obligations
We include a complete summary of our future contractual obligations and commercial commitments as of December 31, 2013 in our 2013 Form 10-K under Part I, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Contractual Obligations.
Off-Balance Sheet Arrangements
We have not entered into any transactions, agreements or other contractual arrangements that would result in off-balance sheet liabilities.
Environmental and Other Matters
Environmental Regulation. Our operations are subject to extensive and frequently changing federal, state and local laws, regulations and ordinances relating to the protection of the environment. Among other things, these laws and regulations govern the emission or discharge of pollutants into or onto the land, air and water, the handling and disposal of solid and hazardous wastes and the remediation of contamination. As with the industry generally, compliance with existing and anticipated environmental laws and regulations increases our overall cost of business, including our capital costs to develop, maintain, operate and upgrade equipment and facilities. While these laws and regulations affect our maintenance capital expenditures and net income, we believe they do not affect our competitive position, as the operations of our competitors are similarly affected. We believe our facilities are in substantial compliance with applicable environmental laws and regulations. However, these laws and regulations are subject to changes, or to changes in the interpretation of such laws and regulations, by regulatory authorities, and continued and future compliance with such laws and regulations may require us to incur significant expenditures. Additionally, violation of environmental laws, regulations and permits can result in the imposition of significant administrative, civil and criminal penalties, injunctions limiting our operations, investigatory or remedial liabilities or construction bans or delays in the development of additional facilities or equipment. Additionally, these impacts could directly and indirectly affect our business and have an adverse impact on our financial position, results of operations and liquidity. We cannot currently determine the amounts of such future impacts.
Environmental Liabilities. Western has been party to various litigation and contingent loss matters, including environmental matters, arising in the ordinary course of business. We cannot accurately predict the outcome of these matters. Historically, costs incurred by the Predecessor have not been material. We are not currently aware of any environmental or other asserted or unasserted claims against the Predecessor or that involve our operating assets that would be expected to have a material effect on our financial condition, results of operations or cash flows. As part of the omnibus agreement, Western will indemnify us for certain environmental cleanup expenses.
If a release of hydrocarbons or hazardous substances into the environment occurs in the future, to the extent the event is not insured, it could subject us to substantial expenses, including costs to comply with applicable laws and regulations and to resolve claims by third parties for personal injury or property damage, or by the U.S. federal government or state governments for natural resources damages.
Seasonality
The crude oil, refined product and asphalt throughput in our pipelines and terminals is directly affected by the level of supply and demand for crude oil, refined products and asphalt in the regions served directly or indirectly by our assets. However, many effects of seasonality on our revenues will be substantially mitigated through our fee-based commercial agreements with Western that include minimum monthly volume commitments.
Item 3. Qualitative and Quantitative Disclosures about Market Risk
Refer to Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2013 for quantitative and qualitative disclosures about market risk. There have been no material changes in our exposures to market risk since December 31, 2013.

Item 4.	Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of March 31, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014.
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in the section entitled "Risk Factors" in our 2013 annual report on Form 10-K under Part I, Item 1A. Risk Factors.

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
The following is a summary of the proceeds received and the use of proceeds as of March 31, 2014 (in thousands):

Proceeds received from sale of common units	$347,875

Use of proceeds:
Underwriting discounts and commissions	$20,873
Structuring fees	1,739
Offering expenses	2,117
Revolving credit agreement fees	2,579
Retained for general partnership purposes	71,038
Expansion capital expenditures	4,645
Distributed to Western Refining, Inc.	244,884
Total	$347,875

ITEM 6. EXHIBITS.
Exhibit Index***

Exhibit Number	Description
10.1*†	Form of Phantom Unit Award Agreement (time-based vesting)
31.1*	Certification Statement of Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Statement of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification Statement of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification Statement of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Interactive Data Files
——————
* Filed herewith
** Furnished herewith
*** Reports filed under the Securities Exchange Act of 1934, as amended (Form 10-Q and Form 8-K) are under File No. 001-36114.
† Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
WESTERN REFINING LOGISTICS, LP
BY: WESTERN REFINING LOGISTICS GP, LLC

Signature	Title	Date

/s/ Gary R. Dalke	Chief Financial Officer	May 9, 2014
Gary R. Dalke	(Principal Financial Officer)