Form 10-Q
period 2014-06-30
Western Refining Logistics, LP
filed 2014-08-07
CIK 1581908

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 1, 2014, there were 22,811,000 common units and 22,811,000 subordinated units outstanding.

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

FORWARD-LOOKING STATEMENTS
As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, certain statements included throughout this Quarterly Report on Form 10-Q and in particular under the section entitled Part I — Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations relating to matters that are not historical fact are forward-looking statements that represent beliefs and assumptions based on currently available information. Forward-looking statements give our current expectations; contain projections of results of operations or of financial condition or forecasts of future events. These forward-looking statements relate to matters such as our industry, business strategy, organic growth opportunities and strategic asset acquisitions, our rights of first offer for certain logistics assets owned by Western, future operations, revenues, cash flows generated under fee-based agreements with Western, taxes, capital expenditures, operating and maintenance expenses, liquidity (including sources of liquidity) and capital resources and other financial and operating information, distributions, volumes of crude oil and refined and other products handled on our pipeline and gathering operations and our terminalling, transportation and storage assets, and compliance with environmental laws and regulations. We have used the words "may," "will," "assume," "future," "forecast," "position," "potential," "predict," "strategy," "expect," "intend," "plan," "estimate," "anticipate," "believe," "project," "budget," "potential," "continue," "could" and similar terms and expressions to identify forward-looking statements in this report.
Forward-looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may or may not be realized. Some of these expectations may be based upon assumptions or judgments that prove to be incorrect. In addition, our business and operations involve numerous risks and uncertainties, many that are beyond our control that could result in our expectations not being realized or otherwise materially affect our financial condition, results of operations and cash flows. When considering these forward-looking statements, you should consider the risk factors and other cautionary statements in this report and in the other reports we reference. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties.
Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, the following:

•
changes in the business strategy or activity levels of Western, which may be impacted by a variety of factors, including changes in crack spreads, changes in the spread between West Texas Intermediate Cushing ("WTI") crude oil and West Texas Sour crude oil and changes in the spread between WTI crude oil and Brent crude oil and between WTI crude oil and WTI Midland crude oil;

•	our ability to identify and successfully complete strategic asset acquisitions on economically acceptable terms;

•	changes in general economic and political conditions;

•	competitive conditions in our industry;

•	actions taken by third-party operators, processors and transporters;

•	the demand for crude oil, refined and other products and transportation and storage services;

•	the supply of crude oil in the regions in which we and Western operate;

•	interest rates;

•	labor relations including those affecting our seconded employees and shared Western employees;

i

•	changes in the availability and cost of capital;

•	changes in tax status;

•
operating hazards, natural disasters, weather-related delays, casualty losses and other matters, including those that may result in a force majeure event under our commercial agreements with Western, that may be beyond our control;

•	the effects of existing and future laws and governmental regulations and the manner in which they are interpreted and implemented;

•	changes in insurance markets impacting costs and the level and types of coverage available;

•	disruptions due to equipment interruption or failure at our facilities, Western’s facilities or third-party facilities on which our business is dependent;

•	our ability to successfully implement our business plan;

•	the effects of future litigation; and

•	other factors discussed in more detail under Part I. — Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2013, that are incorporated herein by this reference.
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
Although we believe the forward-looking statements we make in this report related to our plans, intentions and expectations are reasonable, we can provide no assurance that such plans, intentions or expectations will be achieved. These statements are based on assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate in the circumstances. Such statements are subject to a number of risks and uncertainties, many that are beyond our control. The forward-looking statements included herein are made only as of the date of this report and we do not undertake any obligation to (and expressly disclaim any obligation to) update any forward looking statements to reflect events or circumstances after the date such statements were made, or to reflect the occurrence of unanticipated events.

ii

Part I. Financial Information

Item 1.	Financial Statements

WESTERN REFINING LOGISTICS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$79,395	$84,000
Accounts receivable:
Affiliate	12,476	11,431
Third-party	288	16
Prepaid expenses	1,513	869
Other current assets	951	1,048
Total current assets	94,623	97,364
Property, plant and equipment, net	147,808	145,618
Other assets, net	2,298	2,557
Total assets	$244,729	$245,539
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Affiliate	$3,591	$7,680
Third-party	3,244	1,303
Accrued liabilities, including deferred revenue from affiliate of $5,163 and $2,589, respectively	6,532	3,199
Total current liabilities	13,367	12,182
Long-term liabilities:
Other liabilities	10	5
Commitments and contingencies
Equity (Deficit):
Common unitholders - Public (15,812,500 units issued and outstanding)	325,879	326,151
Common unitholders - Western (6,998,500 units issued and outstanding)	(33,579)	(33,174)
Subordinated unitholders - Western (22,811,000 units issued and outstanding)	(60,948)	(59,625)
Total equity	231,352	233,352
Total liabilities and equity	$244,729	$245,539

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING LOGISTICS, LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per unit amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	Successor	Predecessor	Successor	Predecessor
Revenues:
Affiliate	$34,324	$1,007	$66,380	$1,919
Third-party	657	292	1,358	519
Total revenues	34,981	1,299	67,738	2,438
Operating costs and expenses:
Operating and maintenance expenses	17,954	18,505	34,089	34,072
General and administrative expenses	2,143	1,149	4,118	2,190
Depreciation and amortization	3,467	2,886	6,711	5,816
Total operating costs and expenses	23,564	22,540	44,918	42,078
Operating income (loss)	11,417	(21,241)	22,820	(39,640)
Other income (expense):
Interest expense and other financing costs	(227)	—	(452)	—
Amortization of loan fees	(130)	—	(259)	—
Other income, net	—	4	3	6
Income (loss) before income taxes	11,060	(21,237)	22,112	(39,634)
Provision for income taxes	(85)	—	(204)	—
Net income (loss)	$10,975	$(21,237)	$21,908	$(39,634)

Net income per limited partner unit:
Common - basic	$0.24		$0.48
Common - diluted	0.24		0.48
Subordinated - basic and diluted	0.24		0.48

Weighted average limited partner units outstanding:
Common - basic	22,811		22,811
Common - diluted	22,861		22,838
Subordinated - basic and diluted	22,811		22,811

Cash distributions declared per common unit	$0.2975		$0.5382

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING LOGISTICS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2014	2013
	Successor	Predecessor
Cash flows from operating activities:
Net income (loss)	$21,908	$(39,634)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,711	5,816
Amortization of loan fees	259	—
Unit-based compensation expense	581	—
Changes in operating assets and liabilities:
Accounts receivable - third-party	(272)	—
Accounts receivable - affiliate	(1,045)	(41)
Prepaid expenses	(644)	305
Other assets	(2)	—
Accounts payable and accrued liabilities	1,124	(2,529)
Other long-term liabilities	5	—
Net cash provided by (used in) operating activities	28,625	(36,083)
Cash flows from investing activities:
Capital expenditures	(8,677)	(36,069)
Net cash used in investing activities	(8,677)	(36,069)
Cash flows from financing activities:
Distribution to affiliate	(16,043)	—
Distribution to non-controlling interest holders	(8,510)	—
Contributions from affiliate	—	72,152
Net cash provided by (used in) financing activities	(24,553)	72,152
Net change in cash and cash equivalents	(4,605)	—
Cash and cash equivalents at beginning of period	84,000	—
Cash and cash equivalents at end of period	$79,395	$—
Supplemental disclosure of cash flow information:
Interest paid	$453	$—
Supplemental disclosure of non-cash investing activities:
Accrued capital expenditures	$223	$997

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
We engage in the gathering, transportation, storage and terminalling of crude oil and refined products and the storage, processing and terminalling of asphalt. Most of our assets are integral to the operations of Western’s refineries located in El Paso, Texas and near Gallup, New Mexico. Primarily, we operate in Arizona, New Mexico and West Texas. We generate substantially all of our revenues from transactions with Western.
2. Basis of Presentation, Significant Accounting Policies and Recent Accounting Pronouncements
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, or for any other period.
The Condensed Consolidated Balance Sheet at December 31, 2013, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. We have not reported comprehensive income due to the absence of items of other comprehensive income or loss during the periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.
The accompanying condensed consolidated financial statements and related notes present, for periods prior to October 16, 2013, the combined financial position, results of operations and cash flows of Western Refining Logistics, LP, Predecessor, our predecessor for accounting purposes (the "Predecessor").
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
Recent Accounting Pronouncements
The accounting provisions covering the recognition and reporting of revenues were amended to remove inconsistencies in revenue requirements and to provide a more complete framework for addressing revenue issues across a broad range of industries and transaction types. The revised standard’s core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. These provisions are effective for the first interim or annual period beginning after December 15, 2015, and are to be applied retrospectively, with early adoption not permitted. We do not expect the adoption of this guidance to materially affect our financial position, results of operations or cash flows.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

From time to time, new accounting pronouncements are issued by various standard setting bodies that may have an impact on our accounting and reporting. We believe that other recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future will either have no impact on our accounting or reporting, or that such impact, when implemented, will not be material to our financial position, results of operations or cash flows.
3. Initial Public Offering
Initial Public Offering and Contribution of Assets
On October 10, 2013, our common units began trading on the New York Stock Exchange under the symbol "WNRL". On October 16, 2013, we closed the Offering of 15,812,500 common units at a price of $22.00 per common unit, resulting in gross proceeds of $347.9 million.
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
We received net proceeds of $325.3 million from the sale of common units to the public, after deducting underwriting discounts and commissions and structuring fees of $22.6 million. We retained $75.7 million of the proceeds for general partnership purposes after payment of a cash distribution of $244.9 million to Western, offering expenses of $2.1 million and fees related to our Revolving Credit Facility of $2.6 million.

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
Diluted net income per unit includes the effects of potentially dilutive units of our common units that consist of unvested phantom units. These units are non-participating securities due to forfeitable nature of their associated distribution equivalent rights, prior to vesting, and we do not consider the units in the two-class method when calculating the net income per unit. Basic and diluted net income (loss) per unit applicable to subordinated limited partners are the same because there are no potentially dilutive subordinated units outstanding.
In addition to the common and subordinated units, we have also identified the general partner interest and incentive distribution rights as participating securities and use the two-class method when calculating the net income per unit applicable to limited partners that is based on the weighted-average number of common units outstanding during the period. There have been no additional changes to the outstanding units after the closing of the Offering. As of June 30, 2014, there were no incentive distribution right payments to our general partner.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The calculation of net income per unit for the three and six months ended June 30, 2014, is as follows:

	Three Months Ended	Six Months Ended
	June 30,
	2014
	(In thousands, except per unit data)
Net income attributable to partners	$10,975	$21,908
Limited partners' distributions on common units	(6,786)	(12,277)
Limited partners' distributions on subordinated units	(6,786)	(12,277)
Distributions greater than earnings	$(2,597)	$(2,646)

Limited partners' earnings on common units:
Distributions	$6,786	$12,277
Allocation of distributions greater than earnings	(1,298)	(1,323)
Total limited partners' earnings on common units	$5,488	$10,954

Limited partners' earnings on subordinated units:
Distributions	$6,786	$12,277
Allocation of distributions greater than earnings	(1,299)	(1,323)
Total limited partners' earnings on subordinated units	$5,487	$10,954

Weighted average limited partner units outstanding:
Common units - basic	22,811	22,811
Common units - diluted	22,861	22,838
Subordinated units - basic and diluted	22,811	22,811

Net income per limited partner unit:
Common - basic	$0.24	$0.48
Common - diluted	0.24	0.48
Subordinated - basic and diluted	0.24	0.48
5. Property, Plant and Equipment, Net
Property, plant and equipment, net was as follows:

	June 30, 2014	December 31, 2013
	(In thousands)
Buildings and improvements	$5,428	$5,428
Pipelines and related assets	75,580	71,103
Terminals and related assets	104,334	103,361
Asphalt plant, terminals and related assets	22,714	22,714
	208,056	202,606
Accumulated depreciation	(73,000)	(66,289)
	135,056	136,317
Construction in progress	12,752	9,301
Property, plant and equipment, net	$147,808	$145,618

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Depreciation expense was $3.5 million, $6.7 million, $2.9 million and $5.8 million for the three and six months ended June 30, 2014 and 2013, respectively.
6. Accrued Liabilities
Accrued liabilities were as follows:

	June 30, 2014	December 31, 2013
	(In thousands)
Deferred revenue - Western	$5,163	$2,589
Property taxes	843	295
Other	526	315
Accrued liabilities	$6,532	$3,199
7. Debt
Revolving Credit Facility
We have a $300.0 million senior secured revolving credit agreement ("Credit Agreement") that matures on October 16, 2018. We have the ability to increase the total commitment of the revolving credit facility by up to $200.0 million for a total facility size of up to $500.0 million, subject to certain conditions. The Credit Agreement includes a $25.0 million sub-limit for standby letters of credit and a $10.0 million sub-limit for swing line loans. Obligations under the Credit Agreement and certain cash management and hedging obligations are guaranteed by all of our subsidiaries. Obligations under the Credit Agreement are secured by a first priority lien on substantially all of our and our subsidiaries' significant assets. Our creditors under the Credit Agreement have no recourse to Western's assets, except to the extent of the assets of WRGP that Western wholly owns. Borrowings under the revolving credit facility bear interest at either a base rate plus an applicable margin ranging from 0.75% to 1.75%, or at LIBOR plus an applicable margin ranging from 1.75% to 2.75%. The applicable margin will vary based on our Consolidated Total Leverage Ratio, as defined in the Credit Agreement. We had no direct or swing line borrowings and no letters of credit outstanding under our Credit Agreement as of June 30, 2014.
The Credit Agreement contains covenants that limit or restrict our ability to make cash distributions. We are required to maintain certain financial ratios, each tested on a quarterly basis for the immediately preceding four quarter period.
8. Equity
We had 15,812,500 common units held by the public outstanding as of June 30, 2014. Western owns 6,998,500 of our common units and 22,811,000 of our subordinated units constituting an aggregate limited partner interest of 65.3%. The Offering transactions were allocated in accordance with agreements signed concurrently with the Offering and the pro-rata ownership of the units held by Western. There have been no changes to the number of outstanding units since the completion of the Offering. In accordance with our partnership agreement, Western's subordinated units will convert to common units once we have met specified distribution targets and successfully completed other tests set forth in our partnership agreement.
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
Our partnership agreement sets forth the calculation we will use to determine the amount and priority of cash distributions that the common and subordinated unitholders and general partner will receive. We declare distributions subsequent to quarter end. In accordance with our partnership agreement, on January 31, 2014, our general partner's board of directors declared a quarterly cash distribution of $0.2407 per unit for the prorated period of October 16, 2013, through December 31, 2013, and corresponds to the prorated minimum quarterly distribution of $0.2875 per unit. We paid the distribution on February 24, 2014, to all unitholders of record on February 14, 2014. We made no distributions prior to this date.
The table below summarizes our 2014 quarterly distribution declarations, payments and scheduled payments through August 25, 2014:

	2014
	Declaration Date	Record Date	Payment Date	Distribution per Common and Subordinated Unit
First quarter	May 2	May 16	May 26	$0.2975
Second quarter	August 1	August 15	August 25	0.3075
Total				$0.6050
9. Equity-Based Compensation
Our general partner's board of directors adopted the Western Refining Logistics, LP 2013 Long-Term Incentive Plan (the "LTIP") in connection with the completion of the Offering. The LTIP is for the benefit of employees, consultants and non‑employee directors of our general partner and its affiliates. Awards granted under the LTIP vest over a scheduled vesting period and their market value at the date of the grant is amortized over the restricted period on a straight-line basis.
As of June 30, 2014, there were 4,251,947 common units reserved for future grants under the LTIP. We incurred unit‑based compensation expense of $0.4 million and $0.6 million for the three and six months ended June 30, 2014, respectively.
The fair value at grant date of nonvested phantom units outstanding as of June 30, 2014, was $7.0 million. Total unrecognized compensation cost related to our nonvested phantom units totaled $6.3 million as of June 30, 2014, that we expect to recognize over a weighted-average period of approximately 4.70 years.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of our unit award activity for the three and six months ended June 30, 2014, is set forth below:

	Number of Phantom Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2013	10,908	$22.00
Awards granted	200,975	27.60
Awards vested	—	—
Awards forfeited	—	—
Nonvested at March 31, 2014	211,883	27.31
Awards granted	36,170	32.30
Awards vested	—	—
Awards forfeited	—	—
Nonvested at June 30, 2014	248,053	28.04

10. Major Customers
We are part of the consolidated operations of Western, and we derive substantially all of our revenue from transactions with Western and its affiliates. Western accounted for approximately 98.1%, 98.0%, 77.5% and 78.7%, respectively, of our consolidated revenues for the three and six months ended June 30, 2014 and 2013. These percentages are not comparable as Western did not charge for the Predecessor's services in prior years. Prior to the completion of the Offering, our Predecessor did not record all revenues for intercompany gathering, pipeline transportation, terminalling and storage services. See Note 14, Related Party Transactions, for detailed information on our agreements with Western that became effective concurrent with the closing of the Offering.
11. Income Taxes
We are not a taxable entity for United States federal income tax purposes or for the majority of states that impose an income tax. Taxes on our net income generally are borne by our partners through the allocation of taxable income. Our income tax expense results from state laws that apply to entities organized as partnerships, primarily in the state of Texas. Prior to the Offering, our operations in Texas were not taxable. For the three and six months ended June 30, 2014, our income tax expense was $0.1 million and $0.2 million, respectively. Our effective tax rate for the three and six months ended June 30, 2014 was 0.8% and 0.9%, respectively.
As of June 30, 2014 and December 31, 2013, we had no unrecognized tax benefit liability. No interest or penalties were recognized related to income taxes during the three and six months ended June 30, 2014 and 2013.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
The following table presents our annual minimum rental payments under non-cancelable operating leases that have lease terms of one year or more (in thousands) as of June 30, 2014:

Remaining 2014	$21
2015	5
2016	5
2017	5
2018	5
2019 and thereafter	37
$78
Total rental expense was $0.1 million, $0.3 million, $0.01 million and $0.03 million for the three and six months ended June 30, 2014 and 2013, respectively.
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

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)
Indirect charges:
General and administrative expenses	$2,143	$1,148	$4,118	$2,189
Operating and maintenance expenses	9,047	4,620	16,061	8,149
Total indirect charges	$11,190	$5,768	$20,179	$10,338
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

Overview
WNRL is a fee-based growth-oriented, Delaware master limited partnership formed by Western Refining Logistics GP, LLC ("WRGP"), our general partner which holds all of the non‑economic general partner interests in WNRL and is owned 100% by Western Refining, Inc. ("Western"). WNRL was formed to own, operate, develop and acquire terminals, storage tanks, pipelines and other related businesses. WNRL filed a registration statement on Form S-1 related to our initial public offering (the "Offering") with the SEC that was declared effective on October 9, 2013. On October 10, 2013, WNRL’s common units began trading on the New York Stock Exchange under the symbol "WNRL". On October 16, 2013, WNRL completed the Offering of 15,812,500 common units representing limited partner interests.
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
Organic Growth. We expect our revenues and distributable cash flow to grow as a result of increased volumes through our existing assets and through the expansion of our existing assets. In connection with the Offering, we have retained cash on the balance sheet to fund projects in order to achieve this desired growth. This growth is somewhat dependent on the expected crude oil production growth in the areas in which we operate. Our results will be impacted by our ability to develop organic growth projects as well as actual crude oil production growth in the future.
Acquisition Opportunities. We may acquire additional logistics assets and other related businesses from Western, its affiliates or third parties. Under our omnibus agreement with Western, subject to certain exceptions, we have rights of first offer on certain logistics assets owned by Western to the extent Western decides to sell, transfer or otherwise dispose of any of those assets. We also have rights of first offer to acquire additional logistics assets in the Permian Basin or the Four Corners area that Western may construct or acquire in the future.
Identifying and executing acquisitions is a key part of our strategy, and we plan to pursue strategic asset acquisitions from third parties to the extent such acquisitions complement our or Western’s existing asset base or provide attractive potential returns in new areas within our geographic footprint. We believe that we are well-positioned to acquire logistics assets from Western and third parties as opportunities arise. If we are unable to identify economically acceptable acquisitions, our future growth may be limited. Additionally, assets that we acquire may potentially reduce, rather than increase, our cash available for distribution. These acquisitions could also affect the comparability of our results from period to period. We expect to fund future growth capital expenditures primarily from a combination of cash-on-hand, borrowings under our revolving credit facility and the issuance of additional equity or debt securities. To the extent we issue additional partnership units to fund future acquisitions or discretionary capital expenditures, the payments of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level.

Factors Affecting the Comparability of Our Financial Results
Our results of operations may not be comparable to our historical results of operations for the reasons described below:
Revenues. There are differences in the way our Predecessor recorded revenues and the way we record revenues. Prior to the Offering, our assets were part of the integrated operations of Western and the Predecessor generally recognized only the costs and did not record revenue associated with the transportation, terminalling or storage services provided to Western on an intercompany basis. Accordingly, the revenues in our Predecessor's historical consolidated financial statements (which are our financial statements for periods prior to October 16, 2013) relate only to amounts received from third parties for these services and minimum amounts required to be recorded for Western. We generate revenues through the commercial agreements we entered into with Western at the closing of the Offering and through existing third-party contracts. Under these commercial agreements, Western pays us fees for gathering, transporting and storing crude oil on our pipeline systems and storing and terminalling refined and other products at our terminals. These contracts contain minimum volume commitments and fees that are indexed for inflation in accordance with either the Federal Energy Regulatory Commission ("FERC") indexing methodology for pipelines or the U.S. Producer Price Index for all other fees.
Maintenance Costs. Our terminal facilities are subject to routine maintenance for normal wear and related maintenance costs are generally consistent from period to period. When a change in service of a storage tank occurs, maintenance costs will generally be greater due to increased costs of tank cleaning and hazardous material disposal. Our routine service cycle for tank inspections and maintenance at our storage facilities is generally every 10 years. Our pipelines are also subject to routine periodic inspections and maintenance. The cost of our maintenance is dependent upon the level of repairs deemed necessary as a result of the inspection of the specific asset.
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
Financing. There are differences in the way we finance our operations as compared to the way our Predecessor financed its operations. Historically, Western financed our Predecessor's operations as part of its integrated operations and our Predecessor did not record any separate costs associated with this financing. Additionally, we largely relied on internally generated cash flows and capital contributions from Western to satisfy the Predecessor's capital expenditure requirements. Based on the terms of our cash distribution policy, we will distribute most of the cash generated by our operations to our unitholders, including Western. As a result, we expect to fund future growth capital expenditures primarily from a combination of the cash retained from the Offering, borrowings under our revolving credit facility and the issuance of additional equity or debt securities.
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
Recent Accounting Pronouncements. From time to time, new accounting pronouncements are issued by various standard setting bodies that may have an impact on our accounting and reporting. We believe that recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future either will not have a significant impact on our accounting or reporting or that such impact will not be material to our financial position, results of operations and cash flows when implemented.
The accounting provisions covering the recognition and reporting of revenues were amended to remove inconsistencies in revenue requirements and to provide a more complete framework for addressing revenue issues across a broad range of industries and transaction types. The revised standard’s core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. These provisions are effective for the first interim or annual period beginning after December 15, 2016, and are to be applied retrospectively, with early adoption not permitted. We do not expect the adoption of this guidance to materially affect our financial position, results of operations or cash flows.
How We Evaluate Our Operations
Our management uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability and include but are not limited to pipeline throughput and terminal volumes, revenues, operating and maintenance expenses, EBITDA and distributable cash flow.
Volumes. The amount of revenue we generate depends on the volumes of crude oil and refined and other products that we handle with our pipeline and gathering operations and our terminalling, transportation and storage assets. Primary factors impacting these volumes include supply and demand for crude oil, refined products and asphalt in the regions that we serve. Although Western has committed to minimum volumes under our commercial agreements, we expect over time that Western will ship volumes in excess of its minimum volume commitment on our pipeline and gathering systems and will terminal volumes in excess of its minimum volume commitments at our terminals. Our results of operations will be impacted by whether Western ships and stores such incremental volumes and by the amount of volumes we handle for third parties.
Revenues. We generate revenues from the commercial agreements that we entered into with Western and other third‑party contracts. Under the commercial agreements with Western, Western pays us fees for gathering, transporting and storing crude oil on our pipeline systems and storing and terminalling refined and other products at our terminals. These contracts contain minimum volume commitments and fees that are indexed for inflation in accordance with either the FERC indexing methodology for pipelines or the U.S. Producer Price Index for all other fees. The incremental volumes that Western and other third-parties ship and store with us will directly impact our revenues and our results of operations.
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
Results of Operations
A discussion and analysis of the factors contributing to our results of operations is presented below. The accompanying condensed consolidated financial information for the three and six months ended June 30, 2013, represent our Predecessor's results of operations, while the condensed consolidated financial information for the three and six months ended June 30, 2014, represent the results of operations for WNRL. The financial information, together with the accompanying analysis, are intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting our future performance.
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
EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

•	EBITDA does not reflect the interest expense or the cash requirements necessary to service interest or principal payments on our debt;

•	EBITDA does not reflect changes in, or cash requirements for, our working capital needs; and

•	EBITDA, as we calculate it, may differ from the EBITDA calculations of our affiliates or other companies in our industry, thereby limiting its usefulness as a comparative measure.
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
The following tables summarize our financial data and key operating statistics for the three and six months ended June 30, 2014 and 2013, respectively. The following data should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this quarterly report.
Three Months Ended June 30, 2014, Compared to the Three Months Ended June 30, 2013

	Three Months Ended
	June 30,
	2014	2013
	Successor	Predecessor	Change
	(In thousands)
Revenues:
Affiliate	$34,324	$1,007	$33,317
Third-party	657	292	365
Total revenues	34,981	1,299	33,682
Operating costs and expenses:
Operating and maintenance expenses	17,954	18,505	(551)
General and administrative expenses	2,143	1,149	994
Depreciation and amortization	3,467	2,886	581
Total operating costs and expenses	23,564	22,540	1,024
Operating income (loss)	11,417	(21,241)	32,658
Other income (expense):
Interest expense and other financing costs	(227)	—	(227)
Amortization of loan fees	(130)	—	(130)
Other, net	—	4	(4)
Income (loss) before income taxes	11,060	(21,237)	32,297
Provision for income taxes	(85)	—	(85)
Net income (loss)	$10,975	$(21,237)	$32,212

	Three Months Ended
	June 30,
	2014	2013
	Successor	Predecessor	Change
	(In thousands, except total barrels and barrels per day)
Key Operating Statistics
Pipeline and gathering (bpd):
Mainline movements:
Permian/Delaware Basin system	24,196	—	24,196
Four Corners system (1)	35,837	38,790	(2,953)
Gathering (truck offloading):
Permian/Delaware Basin system	26,178	6,589	19,589
Four Corners system	11,188	8,240	2,948
Pipeline Storage (barrels or bbls) (2)	578,167	566,449	11,718
Terminalling, transportation and storage (bpd):
Shipments into and out of storage (includes asphalt)	406,881	377,968	28,913
Terminal storage (bbls) (2)	7,355,432	7,037,084	318,348

Cash Flow Data
Net cash provided by (used in):
Operating activities	$12,789	$(19,068)	$31,857
Investing activities	(2,773)	(13,680)	10,907
Financing activities	(13,572)	32,748	(46,320)

Other Data
EBITDA (3)	$14,884	$(18,351)	$33,235
Distributable cash flow (3)	14,361	—	14,361
Capital expenditures	2,773	13,680	(10,907)
——————

(1)
Some barrels of crude oil in route to Western’s Gallup Refinery are transported on more than one of our mainlines. Mainline movements for the Four Corners system include each barrel transported on each mainline.

(2)	Pipeline and terminal storage shell capacities represent weighted-average capacities for the periods presented.

(3)	The following table reconciles net income (loss) to EBITDA for the periods presented and Distributable Cash Flow for the three months ended June 30, 2014:

	Three Months Ended
	June 30,
	2014	2013
	Successor	Predecessor	Change
	(In thousands)
Net income (loss)	$10,975	$(21,237)	$32,212
Interest expense and other financing costs	227	—	227
Amortization of loan fees	130	—	130
Provision for income taxes	85	—	85
Depreciation and amortization	3,467	2,886	581
EBITDA	14,884	$(18,351)	$33,235

Change in deferred revenues	637
Cash interest paid	(228)
Income taxes paid	—
Maintenance capital expenditures	(932)
Distributable cash flow	$14,361

Minimum quarterly distribution	$13,116
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
Operating and Maintenance Expenses. The decrease in operating and maintenance expenses resulted from a decrease in maintenance expenses ($1.7 million) that was primarily the result of the timing of the performance of the maintenance during the second quarter of 2014 versus the second quarter of 2013. Maintenance expense for the three months ended June 30, 2014, was $8.6 million compared to $10.2 million for the same period in 2013. The decrease was partially offset by increases in energy and chemical costs ($1.1 million) and employee expenses ($0.4 million) related to increased headcount and wage rates for Western employee services compared to 2013 primarily due to operating our Permian Basin assets.
General and Administrative Expenses. General and administrative expenses increased quarter over quarter due to an increase in professional and legal services ($0.5 million) and public company costs ($0.3 million).
Depreciation and Amortization. Depreciation increased quarter over quarter due to the ongoing expansion of our Delaware Basin logistics system.
Operating Income (Loss). Operating income increased quarter over quarter primarily due to increased revenue, partially offset by higher general and administrative expenses and depreciation and amortization.

Six Months Ended June 30, 2014, Compared to the Six Months Ended June 30, 2013

	Six Months Ended
	June 30,
	2014	2013
	Successor	Predecessor	Change
	(In thousands)
Revenues:
Affiliate	$66,380	$1,919	$64,461
Third-party	1,358	519	839
Total revenues	67,738	2,438	65,300
Operating costs and expenses:
Operating and maintenance expenses	34,089	34,072	17
General and administrative expenses	4,118	2,190	1,928
Depreciation and amortization	6,711	5,816	895
Total operating costs and expenses	44,918	42,078	2,840
Operating income (loss)	22,820	(39,640)	62,460
Other income (expense):
Interest expense and other financing costs	(452)	—	(452)
Amortization of loan fees	(259)	—	(259)
Other, net	3	6	(3)
Income (loss) before income taxes	22,112	(39,634)	61,746
Provision for income taxes	(204)	—	(204)
Net income (loss)	$21,908	$(39,634)	$61,542

	Six Months Ended
	June 30,
	2014	2013
	Successor	Predecessor	Change
	(In thousands, except total barrels and barrels per day)
Key Operating Statistics
Pipeline and gathering (bpd):
Mainline movements:
Permian/Delaware Basin system	19,794	—	19,794
Four Corners system (1)	38,412	37,411	1,001
Gathering (truck offloading):
Permian/Delaware Basin system	24,182	4,569	19,613
Four Corners system	11,293	7,211	4,082
Pipeline Storage (bbls) (2)	578,167	566,449	11,718
Terminalling, transportation and storage (bpd):
Shipments into and out of storage (includes asphalt)	373,918	338,155	35,763
Terminal storage (bbls) (2)	7,355,432	7,037,084	318,348

Cash Flow Data
Net cash provided by (used in):
Operating activities	$28,625	$(36,083)	$64,708
Investing activities	(8,677)	(36,069)	27,392
Financing activities	(24,553)	72,152	(96,705)

Other Data
EBITDA (3)	$29,534	$(33,818)	$63,352
Distributable cash flow (3)	29,464	—	29,464
Capital expenditures	8,677	36,069	(27,392)
——————

(1)
Some barrels of crude oil in route to Western’s Gallup Refinery are transported on more than one of our mainlines. Mainline movements for the Four Corners system include each barrel transported on each mainline.

(2)	Pipeline and terminal storage shell capacities represent weighted-average capacities for the periods indicated.

(3)	The following table reconciles net income (loss) to EBITDA for the periods presented and Distributable Cash Flow for the six months ended June 30, 2014:

	Six Months Ended
	June 30,
	2014	2013
	Successor	Predecessor	Change
	(In thousands)
Net income (loss)	$21,908	$(39,634)	$61,542
Interest expense and other financing costs	452	—	452
Amortization of loan fees	259	—	259
Provision for income taxes	204	—	204
Depreciation and amortization	6,711	5,816	895
EBITDA	29,534	$(33,818)	$63,352

Change in deferred revenues	2,574
Cash interest paid	(453)
Income taxes paid	—
Maintenance capital expenditures	(2,191)
Distributable cash flow	$29,464

First and second quarter minimum distributions	$26,233
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
Operating and Maintenance Expenses. The increase in operating and maintenance expenses resulted from increases in energy and chemical costs ($1.2 million) and employee expenses ($1.1 million) related to increased headcount and wage rates for Western employee services compared to 2013 primarily due to operating our Permian Basin assets. These increases were partially offset by a decrease in maintenance expenses ($2.2 million) that was primarily the result of the timing of the performance of the maintenance during the first six months of 2014 versus the first six months of 2013. Maintenance expense for the six months ended June 30, 2014 was $16.0 million compared to $18.1 million for the same period in 2013.
General and Administrative Expenses. General and administrative expenses increased quarter over quarter due to an increase in professional and legal services ($1.1 million) and public company costs ($0.6 million).
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
The table below summarizes our 2014 quarterly distribution declarations, payments and scheduled payments through August 25, 2014:

	2014
	Declaration Date	Record Date	Payment Date	Distribution per Common and Subordinated Unit
First quarter	May 2	May 16	May 26	$0.2975
Second quarter	August 1	August 15	August 25	0.3075
Total				$0.6050
Revolving Credit Facility
On October 16, 2013, we entered into a $300.0 million senior secured revolving credit agreement ("Credit Agreement"). We have the ability to increase the total commitment of the revolving credit facility by up to $200.0 million for a total facility size of up to $500.0 million, subject to certain conditions. The Credit Agreement includes a $25.0 million sub-limit for standby letters of credit and a $10.0 million sub-limit for swing line loans. Obligations under the Credit Agreement and certain cash management and hedging obligations are guaranteed by all of our subsidiaries. Obligations under the Credit Agreement are secured by a first priority lien on substantially all of our and our subsidiaries' significant assets. Our creditors under the Credit Agreement have no recourse to Western's assets, except to the extent of the assets of WRGP that Western wholly owns. The revolving credit facility matures on October 16, 2018. Borrowings under the revolving credit facility bear interest at either a base rate plus an applicable margin ranging from 0.75% to 1.75%, or at LIBOR plus an applicable margin ranging from 1.75% to 2.75%. The applicable margin will vary based upon our Consolidated Total Leverage Ratio, as defined in the Credit Agreement. We had no borrowings and no outstanding letters of credit under the Credit Agreement as of June 30, 2014.
The Credit Agreement contains covenants that limit or restrict our ability to make cash distributions. We are required to maintain certain financial ratios, each tested on a quarterly basis for the immediately preceding four quarter period.
Cash Flows
The following table sets forth our cash flows for the periods indicated:

	Six Months Ended
	June 30,
	2014	2013
	Successor	Predecessor	Change
	(In thousands)
Net cash provided by (used in) operating activities	$28,625	$(36,083)	$64,708
Net cash used in investing activities	(8,677)	(36,069)	27,392
Net cash provided by (used in) financing activities	(24,553)	72,152	(96,705)
Net change in cash and cash equivalents	$(4,605)	$—	$(4,605)
The increase in net cash from operating activities was primarily the result of the following net changes between periods of the respective years:
•Net income (loss) ($61.5 million increase);
•Accounts payable and accrued liabilities ($3.7 million increase); and

•Depreciation and amortization ($0.9 million increase).
The changes in components making up net income (loss) and depreciation and amortization occurred for reasons discussed above. The change in accounts payable and accrued liabilities was primarily due to an increase in payables associated with accrued property taxes and accrued payroll expenses related to Western employee services.
Cash flows used in investing and financing activities for the six months ended June 30, 2014 were primarily used to fund capital expenditures of $8.7 million and cash distributions to Western and to non-controlling interest holders of $16.0 million and $8.5 million, respectively. For the same period in 2013, the respective investing and financing activities relate to our Predecessor's capital expenditures of $36.1 million primarily for construction of the Permian Basin assets and Western's contribution of $72.2 million to fund our Predecessors capital needs and operations.
Capital Expenditures
Our capital requirements have consisted of and are expected to continue to consist of maintenance capital expenditures and discretionary capital expenditures. We retained $75.7 million in cash proceeds from the Offering for general partnership purposes including planned growth projects. Maintenance capital expenditures include expenditures required to maintain equipment reliability, tankage and pipeline integrity and safety and to address environmental regulations. Discretionary capital expenditures include expenditures to acquire assets and expand existing facilities that increase throughput capacity of our pipelines and in our terminals or increase storage capacity at our storage facilities. For 2014, we budgeted $7.2 million for maintenance capital projects and up to $25.0 million in discretionary growth projects. For the six months ended June 30, 2014, we capitalized $2.2 million in maintenance and regulatory expenditures and $6.5 million in discretionary expenditures primarily for the expansion of our crude oil storage and truck offloading capabilities in both the Four Corners and the Delaware Basin.
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
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of June 30, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014.
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On October 9, 2013 our registration statement on Form S-1 (SEC Registration No. 333-190135), as amended through the time of its effectiveness, that we filed with the SEC relating to the Offering was declared effective. On October 16, 2013 we closed the Offering of 15,812,500 common units (including 2,062,500 common units acquired under an over-allotment option that was fully exercised by the underwriters) at a price of $22.00 per common unit, resulting in gross proceeds of approximately $347.9 million.

The following is a summary of the proceeds received and the use of proceeds as of June 30, 2014 (in thousands):

Proceeds received from sale of common units	$347,875

Use of proceeds:
Underwriting discounts and commissions	$20,873
Structuring fees	1,739
Offering expenses	2,117
Revolving credit agreement fees	2,579
Retained for general partnership purposes	69,197
Expansion capital expenditures	6,486
Distributed to Western Refining, Inc.	244,884
Total	$347,875

Our ability to pay cash distributions is limited under the terms of our Revolving Credit Facility and in part depends on our ability to satisfy certain financial covenants.

ITEM 6. EXHIBITS.
Exhibit Index***

Exhibit Number	Description
10.1†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.10 to WNRL’s Registration Statement on Form S-1 (File No. 333-190135), filed with the SEC on September 27, 2013).
31.1*	Certification Statement of Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Statement of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification Statement of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification Statement of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Interactive Data Files
——————
* Filed herewith
** Furnished herewith
*** Reports filed under the Securities Exchange Act of 1934, as amended (Form 10-K, Form 10-Q and Form 8-K) are under File No. 001-36114.
† Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
WESTERN REFINING LOGISTICS, LP
BY: WESTERN REFINING LOGISTICS GP, LLC

Signature	Title	Date

/s/ Gary R. Dalke	Chief Financial Officer	August 6, 2014
Gary R. Dalke	(Principal Financial Officer)