Form 10-Q
period 2014-09-30
Western Refining Logistics, LP
filed 2014-11-06
CIK 1581908

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 31, 2014, there were 23,971,092 common units and 22,811,000 subordinated units outstanding.

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

•	our ability to identify and successfully complete strategic asset acquisitions on economically acceptable terms and to develop organic growth projects;

•	changes in general economic and political conditions;

•	competitive conditions in our industry;

•	actions taken by third-party operators, processors and transporters;

•	the demand for crude oil, refined and other products and transportation and storage services;

•	changes in wholesale fuel or lubricants margins;

•	the supply of crude oil in the regions in which we and Western operate;

•	interest rates;

i

•	labor relations including those affecting our seconded employees and shared Western employees;

•	changes in the availability and cost of capital;

•	changes in tax status;

•
operating hazards, natural disasters, weather-related delays, casualty losses and other matters that may affect our operations, including those that may result in a force majeure event under our commercial agreements with Western, that may be beyond our control;

•	the effects of existing and future laws and governmental regulations and the manner in which they are interpreted and implemented;

•	changes in insurance markets impacting costs and the level and types of coverage available;

•	disruptions due to equipment interruption or failure at our facilities, Western’s facilities or third-party facilities on which our business is dependent;

•	our ability to successfully implement our business plan;

•	effects of and costs relating to compliance with current and future local, state and federal environmental, economic, safety, tax and other laws, policies and regulations and enforcement initiatives;

•	the effects of future litigation; and

•
other factors discussed in more detail herein and under Part I. — Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2013, that are incorporated herein by this reference.

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

WESTERN REFINING LOGISTICS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$79,109	$84,000
Accounts receivable:
Affiliate	11,610	11,431
Third-party	404	16
Prepaid expenses	1,120	869
Other current assets	920	1,048
Total current assets	93,163	97,364
Property, plant and equipment, net	147,415	145,618
Other assets, net	3,027	2,557
Total assets	$243,605	$245,539
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Affiliate	$3,544	$7,680
Third-party	2,138	1,303
Accrued liabilities, including deferred revenue from affiliate of $6,011 and $2,589, respectively	7,794	3,199
Total current liabilities	13,476	12,182
Long-term liabilities:
Other liabilities	—	5
Commitments and contingencies
Equity (Deficit):
Common unitholders - Public (15,812,500 units issued and outstanding)	325,809	326,151
Common unitholders - Western (6,998,500 units issued and outstanding)	(33,851)	(33,174)
Subordinated unitholders - Western (22,811,000 units issued and outstanding)	(61,829)	(59,625)
Total equity	230,129	233,352
Total liabilities and equity	$243,605	$245,539

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING LOGISTICS, LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per unit amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	Successor	Predecessor	Successor	Predecessor
Revenues:
Affiliate	$34,914	$1,067	$101,294	$2,986
Third-party	686	603	2,044	1,122
Total revenues	35,600	1,670	103,338	4,108
Operating costs and expenses:
Operating and maintenance expenses	17,034	21,876	51,123	55,948
General and administrative expenses	2,474	1,148	6,592	3,338
Depreciation and amortization	3,331	4,057	10,042	9,873
Total operating costs and expenses	22,839	27,081	67,757	69,159
Operating income (loss)	12,761	(25,411)	35,581	(65,051)
Other income (expense):
Interest expense and other financing costs	(230)	—	(682)	—
Amortization of loan fees	(132)	—	(391)	—
Other income, net	1	5	4	11
Income (loss) before income taxes	12,400	(25,406)	34,512	(65,040)
Provision for income taxes	(135)	—	(339)	—
Net income (loss)	$12,265	$(25,406)	$34,173	$(65,040)

Net income per limited partner unit:
Common - basic	$0.27		$0.75
Common - diluted	0.27		0.75
Subordinated - basic and diluted	0.27		0.75

Weighted average limited partner units outstanding:
Common - basic	22,811		22,811
Common - diluted	22,883		22,853
Subordinated - basic and diluted	22,811		22,811

Cash distributions declared per common unit	$0.3075		$0.8457

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING LOGISTICS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2014	2013
	Successor	Predecessor
Cash flows from operating activities:
Net income (loss)	$34,173	$(65,040)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,042	9,873
Amortization of loan fees	391	—
Unit-based compensation expense	1,121	—
Changes in operating assets and liabilities:
Accounts receivable - third-party	(388)	(4)
Accounts receivable - affiliate	(179)	—
Prepaid expenses	(251)	457
Other assets	(734)	—
Accounts payable and accrued liabilities	947	737
Other long-term liabilities	(5)	—
Net cash provided by (used in) operating activities	45,117	(53,977)
Cash flows from investing activities:
Capital expenditures	(11,425)	(56,070)
Net cash used in investing activities	(11,425)	(56,070)
Cash flows from financing activities:
Distributions to Western	(25,210)	—
Distributions to non-controlling interest holders	(13,373)	—
Contributions from Western	—	110,047
Net cash provided by (used in) financing activities	(38,583)	110,047
Net change in cash and cash equivalents	(4,891)	—
Cash and cash equivalents at beginning of period	84,000	—
Cash and cash equivalents at end of period	$79,109	$—
Supplemental disclosure of cash flow information:
Interest paid	$683	$—
Income taxes paid	1	—
Supplemental disclosure of non-cash investing activities:
Accrued capital expenditures	$451	$—

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
We entered into a Contribution, Conveyance and Assumption Agreement, dated September 25, 2014, as amended by and among WNRL, Western, Western Refining Southwest, Inc., a wholly-owned subsidiary of Western (“WRSW”), and WRGP (the “Contribution Agreement”). On October 15, 2014 (the "Closing Date") under the terms of the Contribution Agreement, we purchased from WRSW all of the outstanding limited liability company interests of Western Refining Wholesale, LLC (“WRW”) for total consideration of $360 million. Unless otherwise noted in the text, the effect of this transaction is not reflected in these Condensed Consolidated Financial Statements or Notes to Condensed Consolidated Financial Statements as the transaction occurred after the presentation period, which is as of and for the periods ended September 30, 2014. See Note 15, Subsequent Events for additional information on this transaction.
2. Basis of Presentation, Significant Accounting Policies and Recent Accounting Pronouncements
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, or for any other period.
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
Financial Instruments and Fair Value
Financial instruments that potentially subject us to concentrations of credit risk primarily consist of accounts receivable. We believe that our credit risk is minimized as a result of the credit quality of our customer base. The carrying amounts of cash and cash equivalents, which we consider Level 1 assets, approximated their fair values at September 30, 2014 and December 31, 2013, due to their short-term maturities.
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

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Recent Accounting Pronouncements
The accounting provisions under the Accounting Standards Codification ("ASC") covering the recognition and reporting of revenues were amended to remove inconsistencies in revenue requirements and to provide a more complete framework for addressing revenue issues across a broad range of industries and transaction types. The revised standard’s core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. These provisions are effective for the first interim or annual period beginning after December 15, 2016, and are to be applied retrospectively, with early adoption not permitted. We do not expect the adoption of this guidance to materially affect our financial position, results of operations or cash flows.
New provisions of the ASC that require management of an entity to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and to provide related footnote disclosures will become effective for annual periods beginning after December 15, 2016, and interim periods thereafter with early application permitted. The changed requirements are intended to reduce diversity in the timing and content of footnote disclosures. We do not expect the adoption of these new provisions to materially affect our financial position, results of operations or cash flows as they only affect future disclosures.
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
In connection with the Offering, we entered into a $300.0 million senior secured revolving credit facility (the "Revolving Credit Facility") that is available to fund working capital, acquisitions, distributions, capital expenditures and for other general partnership purposes. See Note 7, Debt, for further detail.
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

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Diluted net income per unit includes the effects of potentially dilutive units of our common units that consist of unvested phantom units. These units are non-participating securities due to the forfeitable nature of their associated distribution equivalent rights, prior to vesting, and we do not consider the units in the two-class method when calculating the net income per unit. Basic and diluted net income (loss) per unit applicable to subordinated limited partners are the same because there are no potentially dilutive subordinated units outstanding.
In addition to the common and subordinated units, we have also identified the general partner interest and incentive distribution rights as participating securities and use the two-class method when calculating the net income per unit applicable to limited partners that is based on the weighted-average number of common units outstanding during the period. Subsequent to September 30, 2014, WNRL issued 1,160,092 common units to Western in connection with the WRW asset purchase. See Note 15, Subsequent Events for additional detail on the transaction. As of September 30, 2014, there were no incentive distribution right payments to our general partner.
The calculation of net income per unit for the three and nine months ended September 30, 2014, is as follows:

	Three Months Ended	Nine Months Ended
	September 30,
	2014
	(In thousands, except per unit data)
Net income attributable to partners	$12,265	$34,173
Limited partners' distributions on common units	(7,014)	(19,291)
Limited partners' distributions on subordinated units	(7,014)	(19,291)
Distributions greater than earnings	$(1,763)	$(4,409)

Limited partners' earnings on common units:
Distributions	$7,014	$19,291
Allocation of distributions greater than earnings	(882)	(2,205)
Total limited partners' earnings on common units	$6,132	$17,086

Limited partners' earnings on subordinated units:
Distributions	$7,014	$19,291
Allocation of distributions greater than earnings	(881)	(2,204)
Total limited partners' earnings on subordinated units	$6,133	$17,087

Weighted average limited partner units outstanding:
Common units - basic	22,811	22,811
Common units - diluted	22,883	22,853
Subordinated units - basic and diluted	22,811	22,811

Net income per limited partner unit:
Common - basic	$0.27	$0.75
Common - diluted	0.27	0.75
Subordinated - basic and diluted	0.27	0.75

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. Property, Plant and Equipment, Net
Property, plant and equipment, net was as follows:

	September 30, 2014	December 31, 2013
	(In thousands)
Buildings and improvements	$5,428	$5,428
Pipelines and related assets	75,782	71,103
Terminals and related assets	106,001	103,361
Asphalt plant, terminals and related assets	22,714	22,714
	209,925	202,606
Accumulated depreciation	(76,331)	(66,289)
	133,594	136,317
Construction in progress	13,821	9,301
Property, plant and equipment, net	$147,415	$145,618
Depreciation expense was $3.3 million, $10.0 million, $4.1 million and $9.9 million for the three and nine months ended September 30, 2014 and 2013, respectively.
6. Accrued Liabilities
Accrued liabilities were as follows:

	September 30, 2014	December 31, 2013
	(In thousands)
Deferred revenue - Western	$6,011	$2,589
Property taxes	1,126	295
Other	657	315
Accrued liabilities	$7,794	$3,199
7. Debt
Revolving Credit Facility
Our $300.0 million senior secured Revolving Credit Facility matures on October 16, 2018. We have the ability to increase the total commitment of our Revolving Credit Facility by up to $200.0 million for a total facility size of up to $500.0 million, subject to certain conditions. The Revolving Credit Facility includes a $25.0 million sub-limit for standby letters of credit and a $10.0 million sub-limit for swing line loans. Obligations under the Revolving Credit Facility and certain cash management and hedging obligations are guaranteed by all of our subsidiaries. Obligations under the Revolving Credit Facility are secured by a first priority lien on substantially all of our and our subsidiaries' significant assets. Our creditors under the Revolving Credit Facility have no recourse to Western's assets, except to the extent of the assets of WRGP that Western wholly owns. Borrowings under our Revolving Credit Facility bear interest at either a base rate plus an applicable margin ranging from 0.75% to 1.75%, or at LIBOR plus an applicable margin ranging from 1.75% to 2.75%. The applicable margin will vary based on our Consolidated Total Leverage Ratio, as defined in the Revolving Credit Facility. We had no direct or swing line borrowings and no letters of credit outstanding under our Revolving Credit Facility as of September 30, 2014. On October 15, 2014, to fund a portion of the cash payment to purchase the outstanding limited liability company interests of WRW from Western, we borrowed $269.0 million under our Revolving Credit Facility. See Note 15, Subsequent Events for additional information related to availability under the Revolving Credit Facility subsequent to September 30, 2014.
The Revolving Credit Facility contains covenants that limit or restrict our ability to make cash distributions. We are required to maintain certain financial ratios, each tested on a quarterly basis for the immediately preceding four quarter period.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. Equity
We had 15,812,500 common units held by the public outstanding as of September 30, 2014. Western owned 6,998,500 of our common units and 22,811,000 of our subordinated units constituting an aggregate limited partner interest of 65.3% as of September 30, 2014. The Offering transactions were allocated in accordance with agreements signed concurrently with the Offering and the pro-rata ownership of the units held by Western. Subsequent to September 30, 2014, WNRL issued 1,160,092 common units to Western in connection with the WRW asset purchase. See Note 15, Subsequent Events for additional detail on the transaction. In accordance with our partnership agreement, Western's subordinated units will convert to common units once we have met specified distribution targets and successfully completed other tests set forth in our partnership agreement.
Issuance of Additional Interests
Our partnership agreement authorizes us to issue additional partnership interests for the consideration and on the terms and conditions determined by our general partner without the approval of the unitholders. We may fund future acquisitions through the issuance of additional common units, subordinated units or other partnership interests. Holders of any additional common units we issue will be entitled to share proportionally in accordance with their respective percentage interests with the then-existing common unitholders in our distributions of available cash.
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

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The table below summarizes our 2014 quarterly distribution declarations, payments and scheduled payments through November 24, 2014:

	2014
	Declaration Date	Record Date	Payment Date	Distribution per Common and Subordinated Unit
First quarter	May 2	May 16	May 26	$0.2975
Second quarter	August 1	August 15	August 25	0.3075
Third quarter	October 31	November 14	November 24	0.3175
Total				$0.9225
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
As of September 30, 2014, there were 4,207,195 common units reserved for future grants under the LTIP. We incurred unit-based compensation expense of $0.5 million and $1.1 million for the three and nine months ended September 30, 2014, respectively.
The fair value at grant date of nonvested phantom units outstanding as of September 30, 2014, was $8.0 million. Total unrecognized compensation cost related to our nonvested phantom units totaled $6.7 million as of September 30, 2014, that we expect to recognize over a weighted-average period of approximately 4.32 years.
A summary of our unit award activity for the nine months ended September 30, 2014, is set forth below:

	Number of Phantom Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2013	10,908	$22.00
Awards granted	281,897	28.43
Awards vested	—	—
Awards forfeited	(13,559)	33.02
Nonvested at September 30, 2014	279,246	27.95

10. Major Customers
We are part of the consolidated operations of Western, and we derive substantially all of our revenue from transactions with Western and its affiliates. Western accounted for approximately 98.1% and 98.0%, respectively, of our consolidated revenues for the three and nine months ended September 30, 2014, and 63.9% and 72.7%, respectively, of our consolidated revenues for the three and nine months ended September 30, 2013. These percentages are not comparable as Western did not charge for the Predecessor's services in prior years. Prior to the completion of the Offering, our Predecessor did not record all revenues for intercompany gathering, pipeline transportation, terminalling and storage services. See Note 14, Related Party Transactions, for detailed information on our agreements with Western that became effective concurrent with the closing of the Offering.
11. Income Taxes
We are not a taxable entity for United States federal income tax purposes or for the majority of states that impose an income tax. Taxes on our net income generally are borne by our partners through the allocation of taxable income. Our income tax expense results from state laws that apply to entities organized as partnerships, primarily in the state of Texas. Prior to the Offering, our operations in Texas were not taxable. For the three and nine months ended September 30, 2014, our income tax

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

expense was $0.1 million and $0.3 million, respectively. Our effective tax rate for the three and nine months ended September 30, 2014 was 1.1% and 1.0%, respectively.
As of September 30, 2014 and December 31, 2013, we had no unrecognized tax benefit liability. No interest or penalties were recognized related to income taxes during the three and nine months ended September 30, 2014 and 2013.
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
The following table presents our annual minimum rental payments under non-cancelable operating leases that have lease terms of one year or more (in thousands) as of September 30, 2014:

Remaining 2014	$11
2015	5
2016	5
2017	5
2018	5
2019 and thereafter	37
$68
Total rental expense was $0.1 million, $0.4 million, $0.01 million and $0.04 million for the three and nine months ended September 30, 2014 and 2013, respectively.
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
14. Related Party Transactions
Certain of our employees are shared employees with Western. At the closing of the Offering, we entered into a services agreement with Western under which Western agreed to share certain employees with us. These employees are responsible for operation, maintenance and other services related to the assets we own and operate. Western employees provide these services under our direction, supervision and control pursuant to this services agreement. Western also provides us with support for accounting, legal, human resources and various other administrative functions.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Under the services agreement, we have incurred indirect charges for executive oversight, accounting, treasury, tax, legal, procurement, engineering, logistics, maintenance and information technology and similar items. We have classified these indirect charges between general and administrative expenses and operating and maintenance expenses based on the functional nature of the services being performed for our operations. Indirect charges were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)
Indirect charges:
General and administrative expenses	$1,198	$1,148	$5,316	$3,338
Operating and maintenance expenses	8,194	4,303	24,255	12,451
Total indirect charges	$9,392	$5,451	$29,571	$15,789
Our management believes the indirect charges allocated to us are a reasonable reflection of the utilization of services provided. However, these allocations may not fully reflect the expenses that we would have incurred had we been a stand-alone company during the periods presented.
Agreements with Western
We derive substantially all of our revenues through various pipeline transportation, terminal distribution and storage services under long-term, fee-based commercial agreements with Western that expire in 2023. These agreements contain minimum volume commitments. Each agreement has fees that are indexed for inflation and provides the parties with options to renew for two additional five-year terms upon mutual consent.
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
Subsequent to September 30, 2014, we entered into a product supply agreement, a fuel distribution and supply agreement and a crude oil trucking transportation service agreement with Western. See Note 15, Subsequent Events for additional information.
15. Subsequent Events
On the Closing Date, under the terms of the Contribution Agreement, WNRL purchased all of the outstanding limited liability company interests of WRW from WRSW, in exchange for total consideration of $360 million. Consideration paid to WRSW included $320 million of cash and the issuance of 1,160,092 common units representing limited partner interests in WNRL. The issuance of these additional units to Western increased Western's limited partner interest in WNRL to 66.2%. We funded the cash consideration through $269 million in new borrowings under the Revolving Credit Facility and $51 million from cash on hand. Subsequent to the Closing Date, we had $31 million available under our Revolving Credit Facility.
At the Closing Date, WNRL purchased substantially all of Western’s southwest wholesale assets including assets and related inventories of WRW's lubricant distribution, southwest bulk petroleum fuels distribution and products transportation. The purchased assets were recorded at Western's historical book value as the purchase of WRW's assets was treated as a reorganization of entities under common control as required for accounting purposes.
We entered into the following agreements that have initial ten year terms with Western in connection with the Contribution Agreement:

•
Product Supply Agreement – Western supplies and we purchase approximately 79,000 barrels per day of refined products for sale to our wholesale customers. The agreement includes product pricing based upon OPIS or Platts

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

indices on the day of delivery. The agreement also contains, subject to certain exception, a covenant restricting Westerns' ability to compete in certain wholesale activities in the Southwest.

•
Fuel Distribution and Supply Agreement – Western has agreed to purchase a minimum of 645,000 barrels per month of branded and unbranded motor fuels for its retail and cardlock sites at a price equal to our product cost at each terminal, plus actual transportation costs, plus a margin of $0.03 per gallon. Under the Fuel Distribution Agreement, a subsidiary of Western is obligated to offer us the first opportunity to satisfy all of its incremental branded and unbranded motor fuel requirements.

•
Crude Oil Trucking Transportation Services Agreement – Western has agreed to utilize our crude oil trucks to haul a minimum of 1.525 million barrels of crude oil each month. Western pays a flat rate per barrel based on the distance between the applicable pick-up and delivery points plus monthly fuel adjustments and customary applicable surcharges.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
WNRL is principally a fee-based growth-oriented Delaware master limited partnership formed by Western Refining Logistics GP, LLC ("WRGP"), our general partner that holds all of the non‑economic general partner interests in WNRL and is owned 100% by Western Refining, Inc. ("Western"). WNRL was formed to own, operate, develop and acquire terminals, storage tanks, pipelines and other related businesses. WNRL filed a registration statement on Form S-1 related to our initial public offering (the "Offering") with the SEC that was declared effective on October 9, 2013. On October 10, 2013, WNRL’s common units began trading on the New York Stock Exchange under the symbol "WNRL". On October 16, 2013, WNRL completed the Offering of 15,812,500 common units representing limited partner interests.
As of September 30, 2014, our assets consisted of pipeline and gathering infrastructure and terminalling, transportation and storage assets in the Southwestern portion of the U.S., including approximately 300 miles of pipelines and approximately 8.0 million barrels ("bbls") of active storage capacity, as well as other assets. Most of our assets are integral to the operations of Western's El Paso, Texas and Gallup, New Mexico refineries. On September 25, 2014, we entered into a Contribution, Conveyance and Assumption Agreement, as amended, by and among WNRL, Western, Western Refining Southwest, Inc., a wholly-owned subsidiary of Western (“WRSW”), and WRGP (the “Contribution Agreement”) to acquire a crude oil and refined product truck transport and wholesale petroleum products distribution business in Arizona, California, Nevada, New Mexico and Texas, representing Western Refining Wholesale, LLC ("WRW"), from Western for total consideration of $360 million. The consideration paid to Western consisted of $320 million in cash and 1,160,092 common units representing limited partner interests in WNRL.
On October 15, 2014 (the "Closing Date") under the terms of the Contribution Agreement, we purchased from WRSW all of the outstanding limited liability company interests of WRW. Unless otherwise noted in the text, the effect of this transaction is not reflected in these Condensed Consolidated Financial Statements or Notes to Condensed Consolidated Financial Statements as the transaction occurred after the presentation period, which is as of and for the periods ended September 30, 2014. See Note 15, Subsequent Events in the Notes to Condensed Consolidated Financial Statements included in this quarterly report for additional information on this transaction.
We operate our assets under commercial and service agreements with Western and we currently generate substantially all of our revenues under fee-based agreements with Western. These contracts should generate stable and predictable cash flows and limit our direct exposure to commodity price fluctuations to the loss allowance provisions in such commercial agreements. As a result of our fee-based arrangements with Western, we generally do not have exposure to variability in the prices of the hydrocarbons and other products we handle, although these risks indirectly influence our activities and results of operations over the long term.
The financial results presented and related discussion and analysis include, for periods prior to October 16, 2013, the consolidated financial position, results of operations and cash flow information of Western Refining Logistics, LP Predecessor (the "Predecessor"), our predecessor for accounting purposes. The Predecessor did not historically operate its assets for the purpose of generating revenues independent of other Western businesses that it supports. Effective October 16, 2013, concurrent with the closing of the Offering, we entered into fee-based commercial and service agreements with Western under which we operate pipeline, terminal, storage and transportation assets for the purpose of generating fee-based revenues.
Major Influences on Results of Operations
Supply and Demand for Crude Oil and Refined Products. Our throughput volumes depend primarily on the volume of refined and other products produced at Western’s refineries that, in turn, are ultimately dependent on Western’s ability to operate their refineries at planned rates. Our throughput volumes could be impacted by Western’s operational performance and also by the refining margin environment.
Organic Growth. We expect our revenues and distributable cash flow to grow as a result of increased volumes through our existing assets and through the expansion of our existing assets. In connection with the Offering, we have retained cash on the balance sheet to fund projects in order to achieve this desired growth. Our results will be impacted by our ability to develop organic growth projects as well as actual crude oil production growth in our regions in the future.
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

Identifying and executing acquisitions is a key part of our strategy, and we plan to pursue strategic asset acquisitions from third parties to the extent such acquisitions complement our or Western’s existing asset base or provide attractive potential returns in new areas within our geographic footprint. We believe that we are well-positioned to acquire logistics assets from Western and third parties as opportunities arise. If we are unable to identify economically acceptable acquisitions, our future growth may be limited. Additionally, assets that we acquire may potentially reduce, rather than increase, our cash available for distribution. These acquisitions could also affect the comparability of our results from period to period. We expect to fund future growth capital expenditures primarily from a combination of cash-on-hand, borrowings under our revolving credit facility (the "Revolving Credit Facility") and the issuance of additional equity or debt securities. To the extent we issue additional partnership units to fund future acquisitions or discretionary capital expenditures, the payments of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level.
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
Delaware Basin System. The Predecessor's historical results of operations do not include the Delaware Basin system that includes approximately 41 miles of 10-inch and 12-inch mainlines. These mainlines are located in Southeast New Mexico and West Texas and handle crude oil produced in the Delaware Basin area of the Permian Basin. The Main 12-inch and the East 10-inch pipelines were placed into service in July 2013. The West 10-inch pipeline was placed into service in August 2013. The Delaware Basin system is designed to handle up to 138,000 barrels per day ("bpd"), comprised of a mainline capacity of 100,000 bpd and truck unloading capacity of 38,000 bpd.
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
Recent Accounting Pronouncements. From time to time, new accounting pronouncements are issued by various standard setting bodies that may have an impact on our accounting and reporting. We believe that recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future either will not have a significant impact on our accounting or reporting or that such impact will not be material to our financial position, results of operations and cash flows when implemented. For further discussion on recent accounting pronouncements, see Note 2, Basis of Presentation, Significant Accounting Policies and Recent Accounting Pronouncements, in the Notes to Condensed Consolidated Financial Statements included in this quarterly report.
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
Revenues. We generate revenues from the commercial agreements we entered into with Western and other third‑party contracts. Under the commercial agreements with Western, Western pays us fees for gathering, transporting and storing crude oil on our pipeline systems and storing and terminalling refined and other products at our terminals. These contracts contain minimum volume commitments and fees that are indexed for inflation in accordance with either the FERC indexing methodology for pipelines or the U.S. Producer Price Index for all other fees. The incremental volumes that Western and other third-parties ship and store with us will directly impact our revenues and our results of operations.
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
Results of Operations
A discussion and analysis of the factors contributing to our results of operations is presented below. The accompanying condensed consolidated financial information for the three and nine months ended September 30, 2013, represent our Predecessor's results of operations, while the condensed consolidated financial information for the three and nine months ended September 30, 2014, represent the results of operations for WNRL. The financial information, together with the accompanying analysis, are intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting our future performance.
On October 15, 2014, pursuant to the terms of the Contribution Agreement, Western sold all of the outstanding limited liability company interests of WRW to WNRL, in exchange for total consideration of $360 million. See Note 15, Subsequent Events for additional information on this transaction.

The following tables summarize our financial data and key operating statistics for the three and nine months ended September 30, 2014 and 2013, respectively. The following data should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this quarterly report.
Three Months Ended September 30, 2014, Compared to the Three Months Ended September 30, 2013

	Three Months Ended
	September 30,
	2014	2013
	Successor	Predecessor	Change
	(In thousands)
Revenues:
Affiliate	$34,914	$1,067	$33,847
Third-party	686	603	83
Total revenues	35,600	1,670	33,930
Operating costs and expenses:
Operating and maintenance expenses	17,034	21,876	(4,842)
General and administrative expenses	2,474	1,148	1,326
Depreciation and amortization	3,331	4,057	(726)
Total operating costs and expenses	22,839	27,081	(4,242)
Operating income (loss)	12,761	(25,411)	38,172
Other income (expense):
Interest expense and other financing costs	(230)	—	(230)
Amortization of loan fees	(132)	—	(132)
Other, net	1	5	(4)
Income (loss) before income taxes	12,400	(25,406)	37,806
Provision for income taxes	(135)	—	(135)
Net income (loss)	$12,265	$(25,406)	$37,671

	Three Months Ended
	September 30,
	2014	2013
	Successor	Predecessor	Change
	(In thousands, except total barrels and barrels per day)
Key Operating Statistics
Pipeline and gathering (bpd):
Mainline movements:
Permian/Delaware Basin system	27,382	—	27,382
Four Corners system (1)	38,623	40,588	(1,965)
Gathering (truck offloading):
Permian/Delaware Basin system	24,250	16,763	7,487
Four Corners system	10,979	9,086	1,893
Pipeline storage (barrels or bbls) (2)	619,706	465,262	154,444
Terminalling, transportation and storage:
Shipments into and out of storage (bpd) (includes asphalt)	389,773	389,741	32
Terminal storage capacity (bbls) (2)	7,355,432	7,355,432	—

Cash Flow Data
Net cash provided by (used in):
Operating activities	$16,492	$(17,894)	$34,386
Investing activities	(2,748)	(20,001)	17,253
Financing activities	(14,030)	37,895	(51,925)
Capital expenditures	2,748	20,001	(17,253)
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
Operating and Maintenance Expenses. The decrease in operating and maintenance expenses resulted from a decrease in maintenance expenses ($4.1 million) that was primarily due to differences in the timing of the scheduled maintenance during the third quarter of 2014 versus the third quarter of 2013. Maintenance expense for the three months ended September 30, 2014, was $8.6 million compared to $12.7 million for the same period in 2013.
General and Administrative Expenses. General and administrative expenses increased quarter over quarter due to an increase in public company costs ($0.6 million) and professional and legal services ($0.5 million).
Depreciation and Amortization. Depreciation remained relatively unchanged quarter over quarter.
Operating Income (Loss). Operating income increased quarter over quarter primarily due to increased revenue and lower operating and maintenance expenses, partially offset by higher general and administrative expenses.

Nine Months Ended September 30, 2014, Compared to the Nine Months Ended September 30, 2013

	Nine Months Ended
	September 30,
	2014	2013
	Successor	Predecessor	Change
	(In thousands)
Revenues:
Affiliate	$101,294	$2,986	$98,308
Third-party	2,044	1,122	922
Total revenues	103,338	4,108	99,230
Operating costs and expenses:
Operating and maintenance expenses	51,123	55,948	(4,825)
General and administrative expenses	6,592	3,338	3,254
Depreciation and amortization	10,042	9,873	169
Total operating costs and expenses	67,757	69,159	(1,402)
Operating income (loss)	35,581	(65,051)	100,632
Other income (expense):
Interest expense and other financing costs	(682)	—	(682)
Amortization of loan fees	(391)	—	(391)
Other, net	4	11	(7)
Income (loss) before income taxes	34,512	(65,040)	99,552
Provision for income taxes	(339)	—	(339)
Net income (loss)	$34,173	$(65,040)	$99,213

	Nine Months Ended
	September 30,
	2014	2013
	Successor	Predecessor	Change
	(In thousands, except total barrels and barrels per day)
Key Operating Statistics
Pipeline and gathering (bpd):
Mainline movements:
Permian/Delaware Basin system	22,351	—	22,351
Four Corners system (1)	38,483	39,570	(1,087)
Gathering (truck offloading):
Permian/Delaware Basin system	24,205	8,679	15,526
Four Corners system	11,187	7,843	3,344
Pipeline storage (bbls) (2)	592,131	448,849	143,282
Terminalling, transportation and storage:
Shipments into and out of storage (bpd) (includes asphalt)	379,261	355,539	23,722
Terminal storage capacity (bbls) (2)	7,355,432	7,305,168	50,264

Cash Flow Data
Net cash provided by (used in):
Operating activities	$45,117	$(53,977)	$99,094
Investing activities	(11,425)	(56,070)	44,645
Financing activities	(38,583)	110,047	(148,630)
Capital expenditures	11,425	56,070	(44,645)
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
Operating and Maintenance Expenses. The decrease in operating and maintenance expenses resulted from a decrease in maintenance expenses ($6.3 million) that was primarily due to differences in the timing of the scheduled maintenance during the first nine months of 2014 versus the first nine months of 2013. Maintenance expense for the nine months ended September 30, 2014, was $24.5 million compared to $30.8 million for the same period in 2013.
General and Administrative Expenses. General and administrative expenses increased due to an increase in professional and legal services ($1.6 million) and public company costs ($1.3 million).
Depreciation and Amortization. Depreciation increased due to the ongoing expansion of our Delaware Basin logistics system.
Operating Income (Loss). Operating income increased primarily due to increased revenue and lower operating and maintenance expenses, partially offset by higher general and administrative expenses.

EBITDA and Distributable Cash Flows
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

The following table reconciles net income (loss) to EBITDA for the periods presented and Distributable Cash Flow for the three months ended September 30, 2014:

	Three Months Ended
	September 30,
	2014	2013
	Successor	Predecessor	Change
	(In thousands)
Net income (loss)	$12,265	$(25,406)	$37,671
Interest expense and other financing costs	230	—	230
Amortization of loan fees	132	—	132
Provision for income taxes	135	—	135
Depreciation and amortization	3,331	4,057	(726)
EBITDA	16,093	$(21,349)	$37,442

Change in deferred revenues	848
Cash interest paid	(230)
Income taxes paid	(1)
Maintenance capital expenditures	(1,341)
Distributable cash flow	$15,369

Minimum quarterly distribution	$13,116
The following table reconciles net income (loss) to EBITDA for the periods presented and Distributable Cash Flow for the nine months ended September 30, 2014:

	Nine Months Ended
	September 30,
	2014	2013
	Successor	Predecessor	Change
	(In thousands)
Net income (loss)	$34,173	$(65,040)	$99,213
Interest expense and other financing costs	682	—	682
Amortization of loan fees	391	—	391
Provision for income taxes	339	—	339
Depreciation and amortization	10,042	9,873	169
EBITDA	45,627	$(55,167)	$100,794

Change in deferred revenues	3,422
Cash interest paid	(683)
Income taxes paid	(1)
Maintenance capital expenditures	(3,532)
Distributable cash flow	$44,833

First, second and third quarter minimum distributions	$39,349

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
At September 30, 2014, our sources of liquidity included $75.7 million retained from the net proceeds generated from the Offering, cash generated from operations, availability under our Revolving Credit Facility and our ability to issue additional equity or debt securities subject to market conditions. We expect that these sources of funds will be adequate to provide for our short-term and long-term liquidity requirements.
Our minimum quarterly distribution of $0.2875 per unit per quarter, or $1.15 per unit on an annualized basis, that aggregates to $13.4 million per quarter and $53.8 million per year based on the number of common and subordinated units outstanding following the Closing Date. See Note 15, Subsequent Events in the Notes to Condensed Consolidated Financial Statements included in this quarterly report for additional information. We do not have a legal obligation to pay this distribution. Any distributions are also subject to compliance with restrictions in our Revolving Credit Facility.
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
The table below summarizes our 2014 quarterly distribution declarations, payments and scheduled payments through November 24, 2014:

	2014
	Declaration Date	Record Date	Payment Date	Distribution per Common and Subordinated Unit
First quarter	May 2	May 16	May 26	$0.2975
Second quarter	August 1	August 15	August 25	0.3075
Third quarter	October 31	November 14	November 24	0.3175
Total				$0.9225
Our Revolving Credit Facility contains covenants that limit or restrict our ability to make cash distributions. We are required to maintain certain financial ratios, each tested on a quarterly basis for the immediately preceding four quarter period. See Note 7, Debt for further information concerning the Revolving Credit Facility and Note 15, Subsequent Events for additional information related to availability under the Revolving Credit Facility subsequent to September 30, 2014. Both notes may be found in the Notes to Condensed Consolidated Financial Statements included in this quarterly report.
Cash Flows
The following table sets forth our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
	2014	2013
	Successor	Predecessor	Change
	(In thousands)
Net cash provided by (used in) operating activities	$45,117	$(53,977)	$99,094
Net cash used in investing activities	(11,425)	(56,070)	44,645
Net cash provided by (used in) financing activities	(38,583)	110,047	(148,630)
Net change in cash and cash equivalents	$(4,891)	$—	$(4,891)
The increase in net cash from operating activities period over period was primarily the result of the net increase in net income and depreciation and amortization as discussed above offset by changes in our working capital as disclosed in our Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013. The change in accounts payable and accrued liabilities was primarily due to an increase in payables associated with accrued property taxes and accrued payroll expenses related to Western employee services.
Cash flows used in investing and financing activities for the nine months ended September 30, 2014, were primarily used to fund capital expenditures of $11.4 million and cash distributions to Western and to non-controlling interest holders of $25.2 million and $13.4 million, respectively. For the same period in 2013, the respective investing and financing activities relate to our Predecessor's capital expenditures of $56.1 million primarily for construction of the Permian Basin assets and Western's contribution of $110.0 million to fund our Predecessors capital needs and operations.
Subsequent to September 30, 2014, we entered into the Contribution Agreement with Western to acquire WRW for total consideration of $360 million. The consideration paid to Western included $320 million in cash. See Note 15, Subsequent Events in the Notes to Condensed Consolidated Financial Statements included in this quarterly report for additional information.
Capital Expenditures
Our capital requirements have consisted of and are expected to continue to consist of maintenance capital expenditures and discretionary capital expenditures. We retained $75.7 million in cash proceeds from the Offering for general partnership purposes including planned growth projects. We used $51.0 million of the retained cash to fund a portion of the WRW asset purchase. Maintenance capital expenditures include expenditures required to maintain equipment reliability, tankage and pipeline integrity and safety and to address environmental regulations. Discretionary capital expenditures include expenditures to acquire assets and expand existing facilities that increase throughput capacity of our pipelines and in our terminals or increase storage capacity at our storage facilities. For 2014, we budgeted $7.2 million for maintenance capital projects and up to $25.0 million in discretionary growth projects. For the nine months ended September 30, 2014, we capitalized $3.5 million in sustaining and regulatory expenditures and $8.3 million in discretionary expenditures primarily for the expansion of our crude oil storage and truck offloading capabilities in both the Four Corners and the Delaware Basin.
We intend to rely primarily upon external financing sources, including borrowings under our Revolving Credit Facility and the issuance of debt and equity securities, to fund any significant future discretionary capital expenditures. On the Closing Date for the WRW purchase, we borrowed $269.0 million under our Revolving Credit Facility to fund a portion of the WRW asset purchase. See Note 15, Subsequent Events for additional information related to availability under the Revolving Credit Facility.
Contractual Obligations
We include a complete summary of our future contractual obligations and commercial commitments as of December 31, 2013, in our 2013 Form 10-K under Part I, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Contractual Obligations.
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
Item 3. Qualitative and Quantitative Disclosures about Market Risk
Refer to Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2013, for quantitative and qualitative disclosures about market risk. There have been no material changes in our exposures to market risk since December 31, 2013.

Item 4.	Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of September 30, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014.
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
Item 1A. Risk Factors
The risk factor below updates the risk factors disclosed in our 2013 annual report on Form 10-K under Part I, Item 1A. Risk Factors.
A material decrease in wholesale fuel or lubricants margins could adversely affect our financial condition, results of operations, cash flows and ability to service our indebtedness.
As a result of our WRW purchase, a significant portion of our wholesale fuel sales and all of our lubricants sales will be to third party customers. The margins we earn on these sales will be dependent on a number of factors outside of our control, including the overall supply of refined products and lubricants as well as the demand for these products by our customers. Among other circumstances, the margins we earn through these activities would likely be adversely impacted in the event of excess supply of refined products or lubricants or corresponding customer demand that is below historical norms. These supply and demand dynamics are subject to day-to-day variability and may result in volatility in the margins that the acquired business achieves. Extended periods of market conditions that result in our earning margins that are lower than anticipated at the time of the acquisition could adversely affect our financial condition, results of operations and cash flows.

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
The following is a summary of the proceeds received and the use of proceeds as of September 30, 2014 (in thousands):

Proceeds received from sale of common units	$347,875

Use of proceeds:
Underwriting discounts and commissions	$20,873
Structuring fees	1,739
Offering expenses	2,117
Revolving Credit Facility fees	2,579
Retained for general partnership purposes	67,376
Expansion capital expenditures	8,307
Distributed to Western Refining, Inc.	244,884
Total	$347,875
Our ability to pay cash distributions is limited under the terms of our Revolving Credit Facility and in part depends on our ability to satisfy certain financial covenants.

ITEM 6. EXHIBITS.
Exhibit Index***

Exhibit Number	Description
2.1
Contribution, Conveyance and Assumption Agreement, dated as of September 25, 2014, by and among Western Refining, Inc., Western Refining Southwest, Inc., Western Refining Logistics GP, LLC and Western Refining Logistics, LP (incorporated by reference to Exhibit 2.1 to the WNRL’s Current Report on Form 8-K, filed with the SEC on October 1, 2014).

2.2*
Amendment No. 1 to the Contribution, Conveyance and Assumption Agreement, dated as of October 15, 2014, by and among Western Refining, Inc., Western Refining Southwest, Inc., Western Refining Logistics GP, LLC and Western Refining Logistics, LP.

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
† Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
WESTERN REFINING LOGISTICS, LP
BY: WESTERN REFINING LOGISTICS GP, LLC

Signature	Title	Date

/s/ Gary R. Dalke	Chief Financial Officer	November 5, 2014
Gary R. Dalke	(Principal Financial Officer)