Form 10-K
period 2014-12-31
Western Refining Logistics, LP
filed 2015-03-02
CIK 1581908

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed based on the New York Stock Exchange closing price on June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter) was $517,226,875.
As of February 27, 2015, there were 23,982,000 common units and 22,811,000 subordinated units outstanding.

WESTERN REFINING LOGISTICS, LP

References in this report to “Western Refining Logistics, LP,” “WNRL,” and “we,” “our,” “us,” the “Partnership” or like terms used in context of periods on or after October 16, 2013, refer to Western Refining Logistics, LP and its subsidiaries.

EXPLANATORY NOTE
Western Refining Logistics, LP is a publicly-traded Delaware limited partnership formed on October 16, 2013 in connection with its initial public offering (the "Offering") of 15,812,500 common units. In conjunction with the Offering, Western Refining, Inc. ("Western") and certain of its subsidiaries contributed to us the majority of the logistics assets that we currently operate. The financial position, results of operations and operating statistics of our accounting predecessor for the contributed logistics assets (the "WNRL Predecessor") prior to October 16, 2013 are contained herein.
On October 15, 2014 (the "Closing Date"), WNRL purchased from Western all of the outstanding limited liability company interests of Western Refining Wholesale, LLC ("WRW") for $320 million in cash and 1,160,092 common units (the "Wholesale Acquisition"). This purchase transferred substantially all of WRW's operations from Western to WNRL, constituting the purchase of a business between entities under common control. The information contained herein for the WNRL Predecessor and WNRL has been retrospectively adjusted, to include the historical results of the WRW assets acquired, for periods prior to the effective date of the transaction. Our financial information includes the historical results of the WNRL Predecessor, retrospectively adjusted due to the Wholesale Acquisition, collectively our "Predecessor," for periods prior to October 16, 2013, and the results of WNRL, beginning October 16, 2013, the date WNRL commenced operations, which have also been retrospectively adjusted.
See Note 3, Initial Public Offering and Note 4, Acquisitions, to our consolidated financial statements for information regarding the closing of the Offering and the purchase of WRW, respectively.
FORWARD-LOOKING STATEMENTS
Certain statements included throughout this Annual Report on Form 10-K and in particular under the sections entitled Item 1. Business, Item 3. Legal Proceedings and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations relating to matters that are not historical fact are forward-looking statements that represent management’s beliefs and assumptions based on currently available information. These forward-looking statements relate to matters such as our industry including the regulation of our industry, business strategy, future operations, acquisition opportunities, volatility of crude oil prices, taxes, capital expenditures, liquidity and capital resources and other financial and operating information. Forward-looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. We have used the words “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “position,” “potential,” “predict,” “project,” “strategy,” “will,” “future” and similar terms and phrases to identify forward-looking statements in this report.
Forward-looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may or may not be realized. Some of these expectations may be based upon assumptions or judgments that prove to be incorrect or that are affected by unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. In addition, our business and operations involve numerous risks and uncertainties, many that are beyond our control that could result in our expectations not being realized or otherwise materially affect our financial condition, results of operations and cash flows.
When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Form 10-K. Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to predict or identify all of these factors, they include, among others, the following:

•
changes in the business strategy or activity levels of Western that may be impacted by a variety of factors, including changes in crack spreads, changes in the spread between WTI crude oil and WTS crude oil, also known as the sweet/sour spread and changes in the spread between WTI crude oil and Dated Brent crude oil and between WTI Cushing crude oil and WTI Midland crude oil;

•	changes in general economic conditions, including the price volatility of crude oil;

•	competitive conditions in our industry;

•	actions taken by third-party operators, processors and transporters;

•	the demand for crude oil, refined and other products and transportation and storage services;

•	the supply of crude oil in the regions in which we and Western operate;

•	interest rates;

•	labor relations;

•	changes in the availability and cost of capital;

•	changes in tax status;

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
Although we believe the forward-looking statements we make in this report related to our plans, intentions and expectations are reasonable, we can provide no assurance that such plans, intentions or expectations will be achieved. These statements are based on assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate in the circumstances. Such statements are subject to a number of risks and uncertainties, many that are beyond our control. The forward-looking statements included herein are made only as of the date of this report and we are not required to (and will not) update any information to reflect events or circumstances that may occur after the date of this report, except as required by applicable law.

PART I
Item 1. Business
Overview
WNRL is a Delaware master limited partnership formed in October 2013 by Western Refining Logistics GP, LLC ("WRGP"), our general partner that holds all of the non‑economic general partner interests in WNRL and is owned 100% by Western. On October 16, 2013, WNRL completed the Offering of 15,812,500 common units, after which Western's limited partner interest in WNRL was 65.3%. Our units trade on the New York Stock Exchange (“NYSE”) under the symbol “WNRL.”
WNRL is principally a fee-based growth-oriented partnership that was formed to own, operate, develop and acquire logistics and related assets and businesses to include terminals, storage tanks, pipelines and other logistics assets related to the terminalling, transportation, storage and distribution of crude oil and refined products. WNRL's assets include approximately 300 miles of pipelines, approximately 8.0 million barrels ("bbls") of active storage capacity, distribution of wholesale petroleum products and crude oil trucking.
On October 15, 2014, we acquired all of the outstanding limited liability company interests of WRW, which owned substantially all of Western’s wholesale assets in the Southwest U.S. . We acquired these interests pursuant to a Contribution, Conveyance and Assumption Agreement, dated September 25, 2014, as amended (the “Contribution Agreement”), by and among us, Western, Western Refining Southwest, Inc., a wholly-owned indirect subsidiary of Western ("WRSW"), and our general partner, in exchange for $320 million in cash and 1,160,092 of our common units. The issuance of these additional units to Western increased Western's limited partner interest in WNRL to 66.2%. We funded the cash payment through $269 million in new borrowings under our revolving credit facility and $51 million from cash on hand. We refer to this transaction as the “Wholesale Acquisition.”
We recorded the purchase of WRW's assets at Western's historical book value. Generally accepted accounting principles require that we treat this purchase as a reorganization of entities under common control. We have retrospectively adjusted the financial information for the WNRL Predecessor and WNRL, to include the historical results of the WRW assets acquired, for periods prior to the effective date of the transaction. Our financial information includes the historical results of our Predecessor for periods prior to October 16, 2013, and the results of WNRL, beginning October 16, 2013, the date WNRL commenced operations, which have also been retrospectively adjusted.
The following simplified diagram depicts our organizational structure as of December 31, 2014:

Western Refining, Inc.
(NYSE: WNR)
8,158,592 Common Units
22,811,000 Subordinated Units
100% Ownership Interest
Western Refining Logistics GP, LLC
(the General Partner)
Incentive Distribution Rights
66.2% Limited Partner Interest
Public Unitholders
15,823,408 Common
Non-Economic General Partner Interest
33.8% Limited Partner Interest
Western Refining Logistics, LP
(NYSE: WNRL)
(the Partnership)
100% Ownership Interest
Operating Subsidiaries

All of our incentive distribution rights are held by our general partner and our units are held as follows:

Public Common Units	33.8%
Common Units held by Western	17.4%
Subordinated Units held by Western	48.8%
Non-Economic General Partner Interest held by Western Refining Logistics GP, LLC	—
Total	100.0%
Following the Wholesale Acquisition, we report our operating results in two business segments: logistics and wholesale. See Note 5, Segment Information in the Notes to Consolidated Financial Statements included in this annual report for detailed information on our operating results by business segment.

•
We operate our logistics segment under commercial and service agreements with Western, as described below, and we currently generate substantially all logistics segment revenues under fee-based agreements with Western. These contracts should generate stable and predictable cash flows and limit our direct exposure to commodity price fluctuations due to loss allowance provisions in such commercial agreements. As a result of our fee-based arrangements with Western, we generally do not have exposure to variability in the prices of the hydrocarbons and other products we handle, although these risks indirectly influence our activities and results of operations over the long term.

•
Our wholesale segment operates under commercial and service agreements with Western, as described below, and sells refined products to third parties. Revenues, earnings and cash flows from our wholesale segment are primarily affected by the sales volumes and margins of gasoline, diesel fuel and lubricants sold. These margins are equal to the sales price, net of discounts, less total cost of sales and are measured on a cents per gallon ("cpg") basis. Factors that influence margins include local supply, demand and competition and the impact to margin of our commercial agreements with Western.

We entered into the following agreements (the "Commercial Agreements") that became effective in connection with the Offering and have initial ten-year terms with Western:

•
Pipeline and Gathering Services Agreement: we entered into a pipeline and gathering services agreement with Western under which we agreed to transport crude oil on our Permian Basin system primarily for use at Western’s El Paso Refinery and on our Four Corners system primarily for use at Western’s Gallup Refinery. We charge Western fees for pipeline movements, truck offloading and product storage.

•
Terminalling, Transportation and Storage Services Agreement: we entered into a terminalling, transportation and storage services agreement with Western under which we agreed to, among other things, distribute products produced at Western’s refineries, connect Western’s refineries to third-party pipelines and systems and provide fee-based asphalt terminalling and processing services. At our network of crude oil and refined products terminals and related assets and storage facilities, we charge Western fees for crude oil, blendstock and refined product storage, shipments into and out of storage and additive and blending services. At our asphalt plant and terminal in El Paso and our three stand-alone asphalt terminals, we charge Western fees for asphalt storage, shipments into and out of asphalt storage and asphalt processing and blending services.

•
Services Agreement: we entered into a services agreement with Western under which Western provides certain personnel for operational services under our supervision in support of our pipeline and gathering assets and terminalling and storage facilities. We reimburse Western for the cost of these services, including routine and emergency maintenance and repair services, routine operational activities, routine administrative services, construction and related services and other services as we and Western may mutually agree. Western prepares a maintenance, operating and capital budget on an annual basis subject to our approval. Western submits actual expenditures to us monthly for reimbursement. Under the agreement, Western indemnifies us from any claims, losses or liabilities that we incur, including third-party claims, arising from Western’s performance of the agreement to the extent caused by Western’s breach of contract, gross negligence or willful misconduct. We have agreed to indemnify Western from any claims, losses or liabilities that Western incurs, including any third-party claims, arising from Western’s performance of the agreement or from our breach of the agreement, except to the extent such claims, losses or liabilities are caused by Western’s breach of contract, gross negligence or willful misconduct.

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
We entered into the following Commercial Agreements that became effective in connection with the Wholesale Acquisition and have initial ten-year terms with Western::

•
Product Supply Agreement: we entered into a product supply agreement under which Western supplies, and we purchase, approximately 79,000 bbls per day ("bpd") of refined products for sale to our wholesale customers. The agreement includes product pricing based upon OPIS or Platts indices on the day of delivery. The agreement also contains, subject to certain exceptions, a covenant restricting Western's ability to compete in certain wholesale activities in the Southwest. The agreement provides for make-up payments to the Partnership in any month that the Partnership’s average margin on non-delivered rack sales is less than $0.025 per gallon.

•
Fuel Distribution and Supply Agreement: we entered into a fuel distribution and supply agreement under which Western has agreed to purchase a minimum of 645,000 bbls per month of branded and unbranded motor fuels for its retail and automated commercial fueling sites (cardlocks) at a price equal to our product cost at each terminal, plus actual transportation costs, plus a margin of $0.03 per gallon. Under the fuel distribution agreement, a subsidiary of Western is obligated to offer us the first opportunity to satisfy all of its incremental branded and unbranded motor fuel requirements.

•
Crude Oil Trucking Transportation Services Agreement: we entered into a crude oil trucking transportation services agreement under which Western has agreed to utilize our crude oil trucks to haul a minimum of 1.525 million bbls of crude oil each month. Western pays a flat rate per barrel based on the distance between the applicable pick-up and delivery points plus monthly fuel adjustments and customary applicable surcharges.

Western will remain obligated under the Commercial Agreements even if Western no longer controls our general partner.
We have also entered in an omnibus agreement with Western through which Western provides, and we in turn reimburse Western, for certain general and administrative services (this reimbursement is in addition to certain expenses of our general partner and its affiliates that are reimbursed under our partnership agreement and services agreement), as well as certain other direct or allocated costs and expenses incurred by Western on our behalf. Western has also indemnified us for certain environmental and other liabilities, and we have indemnified Western for events and conditions associated with our operations and for environmental liabilities related to our assets. The omnibus agreement generally terminates if we or our general partner experience change in control.
See Note 21, Related Party Transactions in the Notes to Consolidated Financial Statements included in this annual report for detailed information on our agreements with Western.

Our Assets and Operations
Logistics Segment
Our logistics assets consist of pipeline and gathering infrastructure and terminalling, transportation and storage assets in the Southwestern portion of the U.S., including approximately 300 miles of pipelines and approximately 8.0 million bbls of active storage capacity, as well as other assets. Most of our assets are integral to the operations of Western's El Paso, Texas (the "El Paso refinery") and Gallup, New Mexico (the "Gallup refinery") refineries. We generate substantially all of our logistics revenue from fees charged for services provided to Western under the logistics Commercial Agreements.
The following map depicts the locations of our assets (not to scale):

CO
KS
OK
San Juan Basin
Bloomfield
Bisti
Pettigrew
Lybrook
Star Lake
Gallup
AZ
Albuquerque
NM
TX
Phoenix
Tucson
Permian Basin
Western Refining Logistics
El Paso
Kinder Morgan
Mason Station
Wink
Kinder Morgan
McCamey
Mexico
WNR Refineries
Asphalt Plant/Terminal
Transportation & Storage
Refined Products Terminal
Pipelines
Third-Party Crude Oil Pipelines

Pipeline and Gathering
Our pipeline and gathering assets are strategically positioned to support crude oil supply options for Western’s El Paso and Gallup Refineries as well as third parties and consist of crude oil pipelines and gathering assets located primarily in the Delaware Basin in the Permian Basin area of West Texas and Southern New Mexico (the "Delaware Basin") and in the Four Corners area of Northwestern New Mexico. Through these systems, we gather and transport crude oil by pipeline and trucks from various production locations to Western’s refineries utilizing approximately 300 miles of pipeline, 31 crude oil storage tanks with a total combined active shell storage capacity of approximately 620,000 bbls, eight truck loading and unloading locations and 14 pump stations.
Our pipeline and gathering assets consist of the following:

•	Permian Basin System. Our Permian Basin system includes our Delaware Basin system and other crude oil gathering assets in West Texas. The primary components of our Permian Basin system include:

•
Delaware Basin System. Our Delaware Basin system includes approximately 38 miles of 10-inch and 12-inch mainlines located in Southeast New Mexico and West Texas and handles crude oil produced in the Delaware Basin. The Main 12-inch pipeline and the East 10-inch pipeline were placed into service in July 2013. The West 10-inch pipeline was placed into service in August 2013. The Delaware Basin system is designed to handle up to 138,000 bpd, comprised of a mainline capacity of 100,000 bpd and truck unloading capacity of 38,000 bpd and is operated from a central control station located in Bloomfield, New Mexico. Its primary components include:

•	Main 12-inch Pipeline. This 12-inch crude oil pipeline is approximately 20 miles in length and connects our Mason Station crude oil facility to our T Station crude oil facility;

•
West 10-inch Pipeline and CR-285 Crude Oil Station. This 10-inch crude oil pipeline is approximately 7 miles in length and has a capacity in excess of 75,000 bpd. It extends westward from our T Station crude oil facility. This west segment of the system includes a four-bay truck loading and unloading location and associated storage permitting truck deliveries of up to 10,800 bpd;

•
East 10-inch Pipeline and CR-1 Crude Oil Station. This 10-inch crude oil pipeline is approximately 12 miles in length and has a capacity in excess of 75,000 bpd. It extends eastward from our T Station crude oil facility. This east segment of the system includes a four-bay truck loading and unloading location and associated storage permitting truck deliveries of up to 10,800 bpd;

•
T Station Crude Oil Facility. Our T Station crude oil facility operates as a station for aggregating crude oil deliveries from the West 10-inch pipeline and East 10-inch pipeline and contains a staging tank with a combined shell storage capacity of 30,000 bbls; and

•
Mason Station Crude Oil Facility. Our Mason Station crude oil facility is located in Reeves County, Texas and receives crude oil produced in Southern New Mexico and West Texas. This facility consists of two 80,000 bbl crude oil storage tanks, a nine-bay truck loading and unloading location and eleven automatic custody transfer units. This facility has a capacity of up to 38,000 bpd by truck and a capacity of up to 100,000 bpd from our Main 12-inch pipeline. Our Mason Station crude oil facility is connected to Kinder Morgan Energy Partners, LP's ("Kinder Morgan") Mason Junction pump station that injects crude oil into the Kinder Morgan Wink pipeline for delivery to Western’s El Paso Refinery.

•	Other Permian Basin Crude Gathering Assets. We own other crude gathering assets in West Texas that handle crude oil produced in the Permian Basin with an aggregate capacity of approximately 8,000 bpd.

•
McCamey Crude Oil Station. Our McCamey crude oil station is located in Upton County, Texas and receives crude oil produced in West Texas. This station consists of a four-bay truck rack and crude receipt tanks. This facility has a capacity of up to 5,700 bpd by truck. Our McCamey crude oil station is connected to Plains All American Pipeline, LP’s (“Plains”) McCamey crude oil terminal that either injects crude oil into the Kinder Morgan Wink pipeline for delivery to Western’s El Paso Refinery or into Plains’ McCamey crude oil terminal for delivery to Midland, Texas; and

•
Riverbend 4-inch Gathering Pipeline. Our four-inch crude oil pipeline is approximately three miles in length and connects the Riverbend crude oil tanks in Crane County, Texas owned by third parties to the Kinder Morgan Wink pipeline for delivery to Western’s El Paso Refinery via Kinder Morgan’s Cordona Lake gathering system.

•
Four Corners System. Our Four Corners system includes approximately 257 miles of gathering and mainlines in Northwestern New Mexico that gather and transport crude oil and condensate produced in the San Juan and Paradox Basin areas of Colorado, New Mexico and Utah (referred to, collectively as, “Four Corners area crude oil”) and deliver it to Western’s Gallup Refinery. This Four Corners area crude oil is received via pipeline at our Bloomfield terminal and at crude oil stations we own located in Bisti, Lybrook, Pettigrew and Star Lake, New Mexico. This system has a delivery capacity of up to approximately 31,600 bpd to Western’s Gallup Refinery. The Four Corners system’s primary components include:

•	San Juan 6-inch Pipeline. This six-inch crude oil pipeline is approximately 18 miles in length, connects our Bloomfield terminal to our Bisti crude oil station and handles Four Corners area crude oil;

•	West 6-inch Pipeline. This six-inch crude oil pipeline is approximately 77 miles in length, connects our Bisti crude oil station to Western’s Gallup Refinery and handles Four Corners area crude oil;

•
TexNew Mex 16” Pipeline Segment. This portion of the 16-inch crude oil pipeline is approximately 43 miles in length, connects our Bisti crude oil station to our Star Lake crude oil station and handles Four Corners area crude oil;

•
East 6-inch Pipeline. This six-inch crude oil pipeline is approximately 105 miles in length, connects our Pettigrew crude oil station to our Star Lake crude oil station and also Western’s Gallup Refinery and handles Four Corners area crude oil;

•
Wingate 4-inch NGL Pipeline. This four-inch natural gas liquids ("NGL") pipeline is approximately 14 miles in length and connects Western's NGL plant located in Gallup to Western’s Gallup Refinery. It transports NGLs for Western’s Gallup Refinery; and

•
Other. The Bisti, Star Lake, Lybrook and Pettigrew Stations combine to have 20 crude oil storage and breakout tanks with a total combined capacity of approximately 407,000 bbls; four truck receipt locations and a connection point with the Navajo Nation Oil and Gas Company's Running Horse pipeline.

The following tables provide certain information regarding our pipeline and gathering assets:

	Summary of Assets
	Length (miles)	Capacity
Mainline Movements (bpd)
Delaware Basin	38	100,000
Four Corners (1)	257	58,800
Total		158,800
Gathering (Truck Offloading) (bpd)
Mason Station	—	37,800
CR-285 (2) (3)	—	10,800
CR-1 (3)	—	10,800
McCamey Station	—	5,700
Four Corners	—	22,800
Total Gathering Capacity		87,900
Pipeline Tank Storage (bbls)
Delaware Basin	—	212,400
Four Corners	—	407,300
Total Pipeline Tank Storage		619,700

(1)	The total capacity to transport crude oil to the Gallup Refinery on the West 6-inch and East 6-inch pipelines is 31,600 bpd.

(2)	Placed into service in August 2013.

(3)	These volumes ship on the Delaware Basin mainline and are included in the 100,000 bpd capacity.
Terminalling, Transportation, Storage and Distribution
Our terminalling, transportation and storage assets support crude oil supply and refined product distribution for Western’s El Paso and Gallup Refineries as well as third parties and primarily consist of storage tanks, terminals, transportation and other assets located in El Paso, Texas; Gallup, Bloomfield and Albuquerque, New Mexico and Phoenix and Tucson, Arizona. These assets include crude oil, feedstock, blendstock, refined product and asphalt storage tanks with a total combined shell storage capacity of approximately 7.4 million bbls, truck loading racks, railcar loading racks, pump stations and pipeline and related logistics assets to service Western’s operations.
Our terminalling, transportation and storage assets consist of the following:

•
El Paso Tank Farm. Our El Paso tank farm provides Western’s El Paso Refinery with storage, transfer and blending services required to support the refinery’s operations. The tank farm consists of storage tanks with an aggregate shell storage capacity of approximately 5.1 million bbls operating on land leased from Western under a 10-year agreement. The storage tanks handle refinery feedstock, jet fuel, gasoline, ultra-low sulfur diesel, blending components, crude oil, asphalt, slop oil and NGLs. Short pipelines on the tank farm transfer products to and from the refinery and storage tanks and ultimately to terminals or distribution pipelines. The El Paso tank farm also includes a rail loading facility located on the Burlington Northern Santa Fe and Union Pacific railroads and has railcar manifest loading capability. The rail loading facility handles asphalt, NGLs, feedstock, sulfuric acid and fuel oil.

•
El Paso Refined Products Terminal. Our El Paso refined products terminal distributes refined products supplied by Western’s El Paso Refinery from a six-bay truck loading rack with a capacity to handle approximately 45,000 bpd of gasoline, diesel and jet fuel with associated ethanol, biodiesel and additive blending capabilities. The terminal includes storage tanks with a combined shell storage capacity of 69,900 bbls operating on land leased from Western under a ten-year agreement. The storage tanks handle gasoline, transmix, jet fuel, ultra-low sulfur diesel, bio-diesel, blending components and NGLs.

•
Gallup Tank Farm. Our Gallup tank farm provides Western’s Gallup Refinery with storage and transfer services required to support the refinery’s operations. The tank farm consists of storage tanks with a combined shell storage capacity of approximately 927,575 bbls operating on land leased from Western under a 10-year agreement. The storage tanks handle refined products including ultra-low sulfur diesel, blending components, NGLs and gasoline and refinery feedstocks including crude oil, slop oil, intermediate feedstock and transmix. The Gallup tank farm also includes a railcar manifest loading facility located on the Burlington Northern Santa Fe railroad. The rail loading facility handles crude oil, intermediate feedstock, NGLs, fuel oil, ethanol and biodiesel.

•
Gallup Refined Products Terminal. Our Gallup refined products terminal distributes refined products supplied by Western’s Gallup Refinery from a six-bay truck loading rack with a capacity to handle approximately 34,000 bpd of gasoline and ultra-low sulfur diesel with associated ethanol, biodiesel and additive blending capabilities. The terminal includes storage tanks with a combined active shell storage capacity of approximately 23,400 bbls operating on land leased from Western under a 10-year agreement.

•
Bloomfield Terminal. Our Bloomfield terminal is a crude oil gathering and refined products distribution facility serving Western and third-party customers. The Bloomfield terminal includes storage tanks with combined shell storage capacity of approximately 734,550 bbls operating on land leased from Western under a 10-year agreement. The storage tanks handle Four Corners area crude oil, gasoline, ultra-low sulfur diesel and blending components. The terminal receives crude oil across a four-bay truck unloading rack, de-waters the crude oil and stores it for shipment on our San Juan 6-inch pipeline to our crude oil station in Bisti for further transport to Western’s Gallup Refinery. Our Bloomfield terminal distributes refined products for Western and third-party customers over a four-bay truck loading rack that has ethanol and additive blending capabilities. A pipeline from Artesia, New Mexico, owned by Holly Energy Partners LP provides primary supply to the terminal. The terminal also receives supply by trucks from other locations.

•
Albuquerque Refined Products Terminal. Our Albuquerque refined products terminal distributes approximately 9,000 bpd of gasoline, diesel fuel and ethanol from a two-bay truck loading rack for Western and third-party customers. The truck loading rack has a capacity of up to approximately 27,500 bpd with associated ethanol and additive blending capabilities. The terminal includes storage tanks with a combined shell storage capacity of approximately 185,665 bbls operating on land that we own. Western’s El Paso Refinery supplies this terminal via the Magellan common carrier pipeline, owned by Magellan Midstream Partners, LP (“Magellan”), as well as by truck from Western’s Gallup Refinery, our Bloomfield terminal and other locations. Our Albuquerque refined products terminal is also capable of receiving ethanol by truck and rail. The rail loading facility is located on the Burlington Northern Santa Fe railroad.

•
Asphalt Plant and Terminals. We provide fee-based asphalt terminalling and processing services at our asphalt plant and terminal in El Paso, as well as at three stand-alone asphalt terminals in Albuquerque, New Mexico and Phoenix and Tucson, Arizona. Our El Paso asphalt plant is located adjacent to Western’s El Paso Refinery. The plant has the ability to modify asphalt with polymer and polyphosphoric acid that allows for flexibility in meeting stringent performance grade asphalt specifications. The asphalt plant processes two different residual streams that originate from Western’s El Paso Refinery. The asphalt plant can process up to approximately 1,650 tons per day (“tpd”) of asphalt. The related El Paso asphalt terminal distributes asphalt to customers by rail (through its six rail locations) and by truck over a five-bay truck loading rack. Both the El Paso asphalt plant and the related terminal operate on land leased from Western under a ten-year agreement. Our three other asphalt terminals located in Albuquerque, New Mexico and Phoenix and Tucson, Arizona are throughput terminals for finished asphalt with an aggregate terminalling capacity of up to 2,250 tpd. The asphalt plant and terminals have a combined shell storage capacity of approximately 473,000 bbls.

The following table describes the capacities of our terminal and storage assets:

Tank Shell Storage Capacity
Crude Oil, Intermediates and Refined Products (bbls)
El Paso Tank Farm	5,119,900
El Paso Refined Products Terminal	61,300
Gallup Tank Farm	927,600
Gallup Refined Products Terminal	23,400
Bloomfield Terminal	606,200
Albuquerque Refined Products Terminal	167,500
Total	6,905,900
Asphalt (tpd)
El Paso Asphalt Plant	202,000
Albuquerque Asphalt Terminal	38,900
Tucson Asphalt Terminal	208,700
Phoenix Asphalt Terminal	23,800
Total	473,400
Wholesale Segment
Our wholesale business purchases substantially all of its petroleum fuels from Western and all of its lubricants and additional petroleum fuels from third-party suppliers. In addition to our sales to Western, our principal customers are retail fuel distributors and the mining, construction, utility, manufacturing, transportation, aviation and agricultural industries. We compete with other wholesale petroleum products distributors on product sales pricing and distribution services in the Southwest such as Pro Petroleum, Inc.; Southern Counties Fuels; Synergy Petroleum, LLC; SoCo Group, Inc.; C&R Distributing, Inc.; and Brewer Petroleum Services, Inc. Our sales and services to Western generally contribute approximately 23% of our fuel volumes and 35% of our trucking volumes for the year ended December 31, 2014. Among our third-party customers, sales to Kroger Company accounted for 23.0%, 27.1%, and 26.2% of consolidated net sales for the years ended December 31, 2014, 2013 and 2012, respectively.
As of the Wholesale Acquisition, our wholesale segment consists of several businesses including:
Fuel Distribution
Our wholesale segment purchases petroleum fuels primarily from Western’s refining group and distributes these fuels. We have entered into a product supply agreement with Western and certain of its affiliates, pursuant to which Western has agreed to sell, and we have agreed to buy, between 90% and 110% of 79,000 bpd of Western’s refined products based upon forecasts provided each month by us. The products are purchased according to a predetermined formula based upon OPIS or Platts indices on the day of delivery and the applicable terminal location. Western will provide us margin shortfall support for non-delivered rack sales. The product supply agreement contains customary payment terms that may be extended if our net working capital requirements grow significantly over time.
As part of this fuel distributions business, we have entered into a fuel distribution and supply agreement with Western. Under this arrangement, we are required to sell and deliver to Western, and Western is required to purchase and accept delivery from us, 645,000 bbls per month of branded and unbranded motor fuels to Western retail and cardlock locations in the Southwest. In exchange for the sale and delivery of branded and unbranded motor fuels, Western will pay us an amount equal to our product cost at each terminal, plus applicable taxes and fees, actual transportation costs and a margin of $0.03 per gallon. In the event that Western fails to purchase the committed volume of branded and unbranded motor fuels, Western will pay $0.03 per gallon for each gallon below the committed volume. Western will receive a credit for excess volumes purchased in subsequent months to the extent that shortfall payments were made in the prior twelve months. Our net cost per gallon will be determined based on the prices paid under the product supply agreement noted above.
This business includes the operation of a fleet of finished products trucks that deliver a significant portion of the volumes sold by our wholesale segment.

Crude Trucking
Our wholesale segment operates a fleet of crude oil trucks which are utilized to support crude oil supply options for Western’s El Paso and Gallup Refineries. We have entered into a crude oil trucking transportation services agreement with Western under which we have agreed to, among other things, gather, transport and deliver crude oil from collection points in Colorado, New Mexico and Utah to Western’s El Paso and Gallup Refineries and their interconnected pipelines. Western has agreed to utilize our crude oil trucking fleet to transport a minimum volume of 1.525 million bbls per month (the “minimum volume”).
In exchange for the gathering and transportation services performed under the crude trucking agreement, Western has agreed to pay us a flat rate per barrel (with market adjustments) based on the distance between the applicable pick-up and delivery points, plus monthly fuel adjustments and customary applicable surcharges.
Lubricants Distribution
Our wholesale segment purchases and distributes lubricants to various third-party customers. As part of this business, our wholesale segment operates several lubricants distribution facilities and a fleet of lubricants transports.
Environmental Regulation
General
Our operations are subject to extensive and periodically changing federal, state and local laws, regulations and ordinances relating to the protection of the environment. Among other things, these laws and regulations govern the emission or discharge of pollutants into or onto the land, air and water, the handling and disposal of solid and hazardous wastes, the remediation of contamination and protection of endangered and threatened species. Compliance with existing and anticipated environmental laws and regulations increases our overall cost of business, including our capital costs to develop, maintain, operate and upgrade equipment and facilities. We believe our facilities are in substantial compliance with applicable environmental laws and regulations. However, these laws and regulations are subject to changes, or to changes in the interpretation (including enforcement policies) of such laws and regulations, by regulatory authorities and continued and future compliance with such laws and regulations may require us to incur significant expenditures. Additionally, violation of environmental laws, regulations and permits can result in the imposition of significant administrative, civil and criminal penalties, injunctions limiting our operations, investigatory or remedial liabilities or construction bans or delays in the development of additional facilities or equipment. In particular, a release of hydrocarbons or hazardous substances into the environment could, to the extent the event is not insured, subject us to substantial expenses, including costs to comply with applicable laws and regulations and to resolve claims by third parties for personal injury or property damage, or by the U.S. federal government or state governments for natural resources damages. This could directly and indirectly affect our business and may have an adverse impact on our financial position, results of operations and liquidity. We cannot currently determine the amounts of such future impact.
Indemnification
Under our omnibus agreement with Western, Western indemnifies us for all known and certain unknown environmental liabilities that are associated with the ownership or operation of our assets and due to occurrences on or before the closing of the Offering. Indemnification for any unknown environmental liabilities is limited to liabilities due to occurrences on or before the closing of the Offering and identified prior to the fifth anniversary of the closing of the Offering and will be subject to a deductible of $100,000 per claim. There is no limit on the amount for which Western indemnifies us under the omnibus agreement once we meet the deductible, if applicable. Western will also indemnify us for failure to obtain certain consents, licenses and permits necessary to conduct our business, including the cost of curing any such condition and litigation matters, in each case that are identified prior to the fifth anniversary of the closing of the Offering. These claims will be subject to an aggregate deductible of $200,000.
We have agreed to indemnify Western for environmental liabilities related to our assets to the extent Western is not required to indemnify us as described above. There is no limit on the amount for which we will indemnify Western under the omnibus agreement.
Under the Contribution Agreement, Western agreed to indemnify us with respect to liabilities related to certain historical assets and operations of WRW that were not contributed to us in the Wholesale Acquisition. In addition, Western made certain representations and warranties regarding the assets of WRW, including with respect to environmental matters, and agreed to indemnify us for breaches of those representations and warranties, subject to specified deductibles, caps and other limitations.

Air Emissions and Climate Change
Our operations are subject to the Clean Air Act and its regulations and comparable state and local statutes and regulations in connection with air emissions from our operations. Under these laws, permits may be required before construction can commence on a new source of potentially significant air emissions and operating permits may be required for sources that are already constructed. These permits may require controls on our air emission sources and we may become subject to more stringent regulations requiring the installation of additional emission control technologies, the costs of which could be significant.
In addition, various legislative and regulatory measures to address greenhouse gas emissions (including carbon dioxide, methane and other gases) are in various phases of discussion or implementation, including reporting and permitting of greenhouse gas emissions and state and regional cap-and-trade programs. The impact of future regulatory and legislative developments, if adopted or enacted, including any cap-and-trade program or programs, is likely to result in increased compliance costs, increased utility costs, additional operating restrictions on our business and an increase in the cost of products generally. The extent and magnitude of that impact cannot be reliably or accurately estimated due to the present uncertainty regarding the additional measures and how they will be implemented. Some scientists have concluded that increasing concentrations of greenhouse gas in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts and floods and other climatic events. Such climatic events could have an adverse effect on our financial condition and results of operations.
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
CERCLA. The Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), or the Superfund law, and analogous state laws, impose joint and several liability, without regard to fault or the legality of the original conduct, on certain classes of potentially responsible persons for releases of hazardous substances into the environment. These persons include the owner or operator of a site and companies that disposed or arranged for the disposal of the hazardous substances found at the site. By operation of law, if we are determined to be a potentially responsible person, we may be responsible under CERCLA for all or part of the costs required to clean up sites at which such materials are present, in addition to compensation for any natural resource damages. We have not been determined to be a potentially responsible party at any sites.
RCRA. We also generate solid wastes, including hazardous wastes, that are subject to the requirements of the federal Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes. While RCRA regulates both solid and hazardous wastes, it imposes strict requirements on the generation, storage, treatment, transportation and disposal of hazardous wastes. In the course of our operations, we generate petroleum product wastes and ordinary industrial wastes such as paint wastes, waste solvents and waste oils that are regulated as hazardous wastes. Certain materials generated in the exploration, development or production of crude oil and natural gas are excluded from RCRA’s hazardous waste regulations. However, it is possible that future changes in law or regulation could result in these wastes, including wastes currently generated by our operations, being designated as “hazardous wastes” and therefore subject to more rigorous and costly disposal requirements. Any such changes in laws and regulations could have a material adverse effect on our capital expenditures and operating expenses.
Hydrocarbon Wastes. We currently own and lease properties where hydrocarbons are being or for many years have been handled. Although operating and disposal practices that were standard in the industry at the time were utilized, hydrocarbons or other waste may have been disposed of or released on or under the properties owned or leased by us or on or under other locations where these wastes have been taken for disposal. These properties and wastes disposed thereon may be subject to CERCLA, RCRA and analogous state laws. Under these laws, we could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators), to clean up contaminated property (including contaminated groundwater) or to perform remedial operations to prevent further contamination, the costs of which could be significant.

Water
Our operations can result in the discharge of pollutants, including crude oil and other products that we handle, store or transport in the course of our operations. Regulations under the Water Pollution Control Act of 1972 (“Clean Water Act”), the Oil Pollution Act of 1990 (the "Oil Pollution Act" ) and state laws impose regulatory burdens on our operations. Spill prevention control and countermeasure requirements of federal laws and some state laws require containment to mitigate or prevent contamination of navigable waters in the event of an oil overflow, rupture or leak.
In addition, the transportation and storage of crude oil and products over and adjacent to water involves risk and subjects us to the provisions of the Oil Pollution Act and related state requirements. In case of any such release, the Oil Pollution Act requires the responsible company to pay resulting removal costs and natural resource damages. We operate facilities and transport crude oil and products where releases in water of oil and hazardous substances could occur. We have implemented emergency oil response plans for all of our components and facilities covered by the Oil Pollution Act and we have established SPCC plans for facilities subject to Clean Water Act SPCC requirements.
Construction or maintenance of our pipelines, terminals and storage facilities may impact wetlands or surface waters that are regulated under the Clean Water Act by the U.S. Environmental Protection Agency (the "EPA") and the U.S. Army Corps of Engineers. Regulatory requirements governing wetlands (including associated mitigation projects) and surface water crossings may result in the delay of our pipeline projects while we obtain necessary permits and may increase the cost of new projects and maintenance activities.
Hazardous Materials Transportation Requirements
U.S. Department of Transportation (the "DOT") regulations affecting pipeline safety for certain of our pipelines require pipeline operators to implement measures designed to reduce the environmental impact of crude oil and product discharge from onshore crude oil and product pipelines. These regulations require operators to maintain comprehensive spill response plans, including extensive spill response training for pipeline personnel. In addition, the DOT regulations contain detailed specifications for pipeline operation and maintenance. We believe our operations are in compliance with these regulations. The DOT also has a pipeline integrity management rule, with which we believe we are in substantial compliance.
The Federal Motor Carrier Safety Administration of the DOT regulates safety standards and monitors drivers and equipment of commercial motor carrier fleets. Standards include vehicle and maintenance inspection requirements, limitations on the number of hours drivers may operate vehicles, and financial responsibility requirements. We believe that the operations of our fleet of crude oil and finished products truck transports are substantially in compliance with all related DOT regulations and safety requirements.
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
Employees
We are managed and operated by Western Refining Logistics GP, LLC, our general partner. We directly employ approximately 550 employees through our wholesale subsidiary and, in addition, approximately 300 of our general partner's affiliates' employees are seconded to us pursuant to our services agreement with Western. These seconded employees provide operating, maintenance and other services under our direction, supervision and control with respect to the assets that our pipeline and terminalling subsidiaries own and operate. Other Western employees also may provide services to us from time to time.

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
As required by Section 406 of the Sarbanes-Oxley Act of 2002, we have adopted a code of ethics that applies specifically to our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer. We have also adopted a Code of Business Conduct and Ethics applicable to all our directors, officers and employees. Those codes of ethics are posted on our website. Our website address is: http://www.wnrl.com. Within the time period required by the SEC and the NYSE, we will post any amendment to our code of ethics and any waiver applicable to any of our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer on our website. We make our website content available for informational purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference in this Form 10-K. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports simultaneously to the electronic filings of those materials with, or furnishing of those materials to, the SEC available on our website under “Investor Relations,” free of charge. We also make hard copies of our complete audited financial statements available to unitholders, free of charge upon request.

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
The risks described below are not the only ones that we face. Additional risks not presently known to us or that we currently deem immaterial individually or in the aggregate may also impair our business operations.
Risks Relating to Our Business
Western currently accounts for a substantial portion of our revenues and is one of our significant suppliers, and therefore we are subject to the business risks of Western. If Western changes its business strategy, is unable to satisfy its obligations under our commercial agreements for any reason or significantly reduces the volumes transported through our pipelines and gathering systems or handled at our terminals, our revenues would decline and our financial condition, results of operations, cash flows and ability to service our indebtedness would be adversely affected.
Western is the primary shipper on our pipelines and gathering systems, our primary customer for our terminalling and storage activities and a significant supplier to and customer of our wholesale business. As we expect to continue to derive a substantial portion of our logistics revenues and wholesale fuel supply from Western for the foreseeable future, we are subject to the risk of nonpayment or nonperformance by Western under our commercial agreements. Any event, whether in our existing areas of operation or otherwise, that materially and adversely affects Western’s financial condition, results of operations or cash flows may adversely affect our ability to service our indebtedness or make cash distributions. Accordingly, we are indirectly subject to the operational and business risks of Western, some of which are related to the following:

•
the price volatility of crude oil (including prolonged periods of low crude oil prices that could impact production growth of inland crude oil and reduce the amount of cost advantaged crude oil available and/or the discount of such crude oil), other feedstocks, refined products and fuel and utility services has had and may have a material adverse effect on Western’s earnings and cash flows;

•
if the price of crude oil increases significantly or Western’s credit profile changes, or if Western is unable to access its revolving credit facility for borrowings or for letters of credit, Western’s liquidity and ability to purchase enough crude oil to operate its refineries at full capacity could be materially and adversely affected;

•	Western’s hedging transactions may limit its gains and expose Western to other risks;

•	Compliance with and changes in tax laws could adversely affect Western’s performance;

•
the risk of contract cancellation, non-renewal or failure to perform by Western’s customers and Western’s inability to replace such contracts and/or customers could have a material adverse effect on Western’s earnings and cash flows;

•
Western’s indebtedness, including any indebtedness it may incur in the future, may limit its ability to obtain additional financing and Western may also face difficulties complying with the terms of its indebtedness agreements;

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

•
competition in the refining, marketing and retail industry is intense, and an increase in competition in the areas in which Western sells its refined and other products could adversely affect Western’s sales and profitability;

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
Petroleum refining and marketing is highly competitive. Due to their geographic diversity, larger and more complex refineries, integrated operations and greater resources, some of Western’s competitors may be better able to withstand volatile market conditions, compete on the basis of price, obtain crude oil in times of shortage and bear the economic risk inherent in all phases of the refining industry. The El Paso and Gallup Refineries primarily compete with Valero Energy Corp., Phillips 66 Company, Alon USA Energy, Inc., HollyFrontier Corporation, Tesoro Corporation, Chevron Products Company and Suncor Energy, Inc., as well as refineries in other regions of the country that serve the regions that Western serves through pipelines. Some areas where Western sells refined products are also supplied by various refined product pipelines. Any expansions or additional products supplied by these third-party pipelines could put downward pressure on refined product prices in these areas.
Western is not obligated to use our services with respect to volumes of crude oil or refined and other products in excess of the minimum volume commitments under its commercial agreements with us. In addition, the terms of Western’s obligations under those agreements are 10 years. If Western fails to use our assets and services after expiration of those agreements, or should our commercial agreements be invalidated for any reason, and we are unable to generate additional revenue from third parties, our ability to service our indebtedness may be materially and adversely affected. Furthermore, our commercial agreements with Western were not the result of arm’s-length negotiations and we may enter into future agreements with Western that are not the result of arm’s-length negotiations.
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
Furthermore, conflicts of interest may arise between Western and its affiliates, including our general partner and Western’s controlled subsidiary, Northern Tier Energy LP (“Northern Tier”), on the one hand, and us and our unitholders, on the other hand. We have no control over Western, our largest source of revenue and our primary customer, and Western may elect to pursue a business strategy that does not favor us and our business.

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
Western may suspend, reduce or terminate its obligations under each of our commercial agreements and our services agreement in some circumstances, which would have a material adverse effect on our financial condition, results of operations, cash flows and ability to service our indebtedness.
Our commercial agreements and services agreement with Western include provisions that permit Western to suspend, reduce or terminate its obligations under the applicable agreement if certain events occur. These events include a material breach of the agreement by us, or, in some cases, Western deciding to permanently or indefinitely suspend refining operations at one or more of its refineries, as well as our being subject to certain force majeure events that would prevent us from performing required services under the applicable agreement. Western has the discretion to make such decisions notwithstanding the fact that they may significantly and adversely affect us. For instance, under the commercial agreements entered into in connection with the Offering, if Western decides to permanently or indefinitely suspend, in full or in part, refining operations at a refinery for a period that will continue for at least twelve consecutive months, then it may terminate or proportionately reduce, as applicable, its obligations under the agreement on no less than twelve-months’ prior written notice to us, unless it publicly announces its intent to resume operations at the refinery at least two months prior to the expiration of the twelve-month notice period. Under the commercial agreements entered into in connection with the Offering and the Wholesale Acquisition, Western has the right to terminate such agreements with respect to any services for which performance will be suspended by a force majeure event for a period in excess specified periods ranging from six to twelve-months. Additionally, under the commercial agreements and the services agreement, Western has the right to terminate such agreements in the event of a material breach by us, subject to a specified cure period.
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
Accordingly, under our commercial agreements there exists a broad range of events that could result in our no longer being required to transport or distribute Western’s minimum throughput or volume commitments on our assets, or to reserve dedicated storage capacity for Western’s products and Western no longer being required to pay the full amount of fees that would have been associated with its minimum throughput or volume commitments and storage capacity reservations. Additionally, we have no control over Western’s business decisions and operations and conflicts of interest may arise between Western and its affiliates, including our general partner or Western’s controlled subsidiary, Northern Tier, on the one hand, and us and our unitholders, on the other hand. Western is not required to pursue a business strategy that favors us or utilizes our assets, and could elect to decrease refinery production or shutdown or re-configure a refinery. Furthermore, a single event or business decision relating to one of Western’s refineries could have an impact on each of our commercial agreements with Western. These actions, as well as the other activities described above, could result in a reduction or suspension of Western’s obligations under one or more of our commercial agreements. Any such reduction or suspension would have a material adverse effect on our financial condition, results of operations, cash flows and ability to service our indebtedness.
If Western satisfies only its minimum obligations under, or if we are unable to renew or extend, the various commercial agreements we have with Western, our ability to service our indebtedness will be reduced.
Western is not obligated to use our services with respect to volumes of crude oil or refined and other products in excess of the minimum commitments under the various commercial agreements with us. Our ability to service our indebtedness could be adversely affected if we do not transport additional volumes for Western on our pipeline and gathering systems (in excess of the minimum volume commitments under our commercial agreements), and handle additional Western and/or third-party volumes at our terminals, or if Western’s obligations under our commercial agreements are suspended, reduced or terminated due to a refinery shutdown or force majeure event. In addition, the terms of Western’s obligations under those agreements extend 10 years from the Offering and the agreements we entered into in connection with the Wholesale Acquisition will extend 10 years from the date of the closing of the Wholesale Acquisition. If Western fails to use our facilities and services after expiration of those agreements and we are unable to generate additional revenues from third parties, our ability to service our indebtedness will be reduced.
A material decrease in the refining margins at Western’s refineries could materially reduce the volumes of crude oil or refined and other products that we handle, which could adversely affect our financial condition, results of operations, cash flows and ability to service our indebtedness.
A material reduction in the refining margins at Western could make operating at full capacity uneconomical for Western and would impact the volume of refined and other products that we handle. Refining margins are dependent both upon the price of crude oil or other refinery feedstock and the price of refined and other products. Refining margins historically have been volatile, and are likely to continue to be volatile, as a result of a variety of factors, including fluctuations in the prices of crude oil, other feedstocks, refined products and fuel and utility services. Western’s refining margins have been positively impacted by the discount of WTI crude oil to Brent crude oil and the discount of WTI Midland crude oil to WTI Cushing crude oil, as the majority of its crude oil purchases are based on pricing tied to WTI Midland. Both the WTI/Brent discount and the WTI Midland/Cushing discount remain volatile, and either or both of these discounts could remain narrow, further decline or invert in the future. We expect continued volatility in crude oil pricing. It is possible that this volatility in crude oil pricing and crack spreads may continue for prolonged periods of time due to numerous factors beyond our and Western's control, including the global supply and demand for crude oil, gasoline and refined and other products. Prolonged periods of low crude oil prices could impact production growth of inland crude oil, which could impact the availability of crude oil and the associated volumes gathered and transported on our logistics systems.
In addition to current market conditions, there are long-term factors that may impact the supply and demand of refined and other products in the United States. These factors include:

•	changes in global and local economic and political conditions;

•	domestic and foreign demand for crude oil and refined products, especially in the U.S., China and India;

•	worldwide political conditions, particularly in significant oil producing regions such as the Middle East, West Africa, Russia and Latin America;

•
the level of foreign and domestic production of crude oil and refined products and the level of crude oil, feedstocks and refined products imported into the U.S., that can be impacted by accidents, interruptions in transportation, inclement weather or other events affecting producers and suppliers;

•	U.S. government regulations, including legislation affecting the exportation of domestic crude oil;

•	utilization rates of U.S. refineries;

•	changes in fuel specifications required by environmental and other laws;

•	the ability of the members of the Organization of Petroleum Exporting Countries (“OPEC”) to maintain oil prices and production controls;

•	commodities speculation;

•	development and marketing of alternative and competing fuels;

•	pricing and other actions taken by competitors that impact the market;

•
product pipeline capacity, including the Magellan Southwest System pipeline, Kinder Morgan’s East Line, the Aranco pipeline and the Magellan pipeline system, all of which could increase supply in certain of Western’s service areas and therefore reduce Western’s margins;

•
accidents, interruptions in transportation, inclement weather or other events that can cause unscheduled shutdowns or otherwise adversely affect our plants, machinery or equipment or those of our suppliers or customers; and

•	local factors, including market conditions, weather conditions and the level of operations of other refineries and pipelines in our service areas.
If the demand for refined and other products, particularly in Western’s primary distribution areas, decreases significantly, or if there were a material increase in the price of crude oil supplied to Western’s refineries without an increase in the value of the products produced by those refineries, either temporary or permanent, that caused Western to reduce production of refined and other products at its refineries, there would likely be a reduction in the volumes of crude oil and refined and other products we handle for Western. Any such reduction could adversely affect our financial condition, results of operations, cash flows and ability to service our indebtedness.
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
These risks could result in substantial losses due to personal injury and/or loss of life, severe damage to and destruction of property and equipment and pollution or other environmental damage, as well as business interruptions or shutdowns of our facilities. Any such event or unplanned shutdown could have a material adverse effect on our business, financial condition and results of operations. In addition, Western’s refining operations, on which our operations are substantially dependent, are subject to similar operational hazards and risks inherent in refining crude oil. A serious accident at our facilities or at Western’s facilities could result in serious injury or death to employees of our general partner or its affiliates or contractors and could expose us to significant liability for personal injury claims and reputational risk. We have no control over the operations at Western’s refineries.
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
Our substantial dependence on Western’s El Paso and Gallup Refineries as well as the lack of diversification of our assets and geographic locations could adversely affect our ability to service our indebtedness.
We believe that a significant portion of our revenues for the foreseeable future will be derived from operations supporting Western’s El Paso and Gallup Refineries. Any event that renders either refinery temporarily or permanently unavailable or that temporarily or permanently reduces rates at either refinery could have a material adverse effect on our financial condition, results of operations, cash flows and ability to service our indebtedness.
We rely on revenues generated from our pipelines and gathering operations and our transportation, terminalling and storage operations that are located in Arizona, New Mexico and West Texas. Due to our lack of diversification in assets and geographic location, an adverse development in our businesses or areas of operations, including adverse developments due to catastrophic events, weather, regulatory action and decreases in demand for crude oil and refined products, could have a significantly greater impact on our results of operations and cash available to service our indebtedness than if we maintained more diverse assets and locations. Such events may constitute force majeure events under our commercial agreements, potentially resulting in the suspension, reduction or termination of one or more commercial agreements in the impacted geographic area. In addition, during a refinery turnaround, we expect that Western may only satisfy its minimum volume commitments with respect to our assets that serve such refinery.
A material decrease in wholesale fuel or lubricants margins could adversely affect our financial condition, results of operations, cash flows and ability to service our indebtedness.
Following the Wholesale Acquisition, a significant portion of our wholesale fuel sales and all of our lubricants sales are made to third-party customers. The margins we earn on these sales are dependent on a number of factors outside of our control, including the overall supply of refined products and lubricants as well as the demand for these products by our customers. Among other circumstances, the margins we earn through these activities would likely be adversely impacted in the event of excess supply of refined products or lubricants and corresponding customer demand that is below historical norms. These supply and demand dynamics are subject to day-to-day variability and may result in volatility in the margins that we achieve. Extended periods of conditions that result in our earning margins being lower than anticipated at the time of the acquisition could adversely affect our financial condition, results of operations and cash flows.
Terrorist attacks or cyber-attacks, threats of war or actual war may negatively affect our and Western’s operations, financial condition, results of operations, cash flows and prospects.
Terrorist attacks in the U.S., as well as events occurring in response to or in connection with them, may adversely affect our or Western’s operations, financial condition, results of operations, cash flows and prospects. Energy-related assets (that could include third-party pipelines and refineries, such as the Western refineries on which we are substantially dependent, and terminals and pipelines such as ours) may be at greater risk of future terrorist attacks than other possible targets. A direct attack on our assets or assets used by us could have a material adverse effect on our operations, financial condition, results of operations, cash flows and prospects. In addition, any terrorist attack could have an adverse impact on energy prices, including prices for Western’s crude oil and refined and other products. While we are an additional insured party under insurance policies maintained by Western that provide coverage against terrorist attacks, such insurance has become increasingly expensive and difficult to obtain. As a result, insurance providers may not continue to offer this coverage to us on terms that we consider affordable, or at all.
We and Western are dependent on technology infrastructure and maintain and rely upon certain critical information systems for the effective operation of our respective businesses. These information systems include data network and telecommunications, internet access and our websites and various computer hardware equipment and software applications, including those that are critical to the safe operation of our pipelines and terminals. These information systems are subject to damage or interruption from a number of potential sources including natural disasters, software viruses or other malware, power failures, cyber-attacks and other events. To the extent that these information systems are under our control, we have implemented measures such as virus protection software and emergency recovery processes to address the outlined risks. However, security measures for information systems cannot be guaranteed. Breaches to our networks could lead to such information being accessed, publicly disclosed, lost or stolen, and could result in legal claims or proceedings, liability under laws that protect the privacy of customer information, disrupt the services we provide and damage our reputation, any of which could have a material adverse effect on our operations, financial condition, results of operations, and cash flows. Any compromise of our data security or our inability to use or access these information systems at critical points in time could unfavorably impact the timely and efficient operation of our business and subject us to additional costs and liabilities.
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
We have historically provided pipeline, gathering, transportation, terminalling and storage services to third parties on only a limited basis. We can provide no assurance that we will be able to attract any material third-party service opportunities, and we are currently restricted from doing so under our commercial agreements with Western in circumstances where it would inhibit our ability to provide services to Western. Our efforts to attract new unaffiliated customers may be adversely affected by our relationship with Western, our desire to principally provide services pursuant to fee-based contracts and, with respect to the pipeline systems, Western’s operational requirements at its refineries that rely upon our pipeline and gathering systems to supply a significant portion of their crude oil requirements and that we expect to continue to utilize a significant portion of the available capacity of the current pipeline systems for transportation of crude oil to Western’s refineries. Our potential customers may prefer to obtain services under other forms of contractual arrangements under which we would be required to assume direct commodity exposure. In addition, we will need to establish a reputation among our potential customer base for providing high-quality service in order to successfully attract unaffiliated third parties.
Our and Western’s expansion of existing assets and development of new assets may not result in revenue increases and will be subject to risks associated with crude oil production and regulatory, environmental, political, legal and economic risks, which could adversely affect our operations and financial condition.
A portion of our strategy to grow and increase distributions to our unitholders is dependent on projected increased crude oil production in our existing areas of operation and on our or Western’s ability to expand existing assets and to develop additional assets. There can be no assurance that expected crude oil production increases will occur in the future or that crude oil production in our existing areas of operations will not decline in the future. Recently, oil and natural gas prices have declined significantly. Prices for WTI light sweet crude oil declined from $105.15 per bbl in June 2014 to $59.29 per bbl in December 2014. A further or extended decline in crude oil prices could lead to a decline in drilling activity and production, which could impact the availability of crude oil and the associated volumes gathered and transported on our logistics systems. Additionally, drilling activities by third parties as well as the construction of a new pipeline or terminal or the expansion of an existing pipeline or terminal, such as by adding horsepower or pump stations, increasing storage capacity or otherwise, involves numerous regulatory, environmental, political, legal and economic uncertainties, most of which are beyond our control.
If we or Western undertake these projects, they may not be completed on schedule, completed at all or completed at the budgeted cost. Moreover, we may not receive sufficient long-term contractual commitments from customers to provide the revenue needed to support such projects and we may be unable to negotiate acceptable interconnection agreements with third-party pipelines to provide destinations for increased throughput. Even if we receive such commitments or make such interconnections, we may not realize an increase in revenue for an extended period of time. For instance, we may develop facilities to capture anticipated future growth in production in a region in which such growth does not materialize. Moreover, if we build a new pipeline, the construction will occur over an extended period of time and we will not receive any material increases in revenues until after completion of the project. As a result, new facilities may not be able to attract enough throughput to achieve our expected investment return, which could adversely affect our results of operations and financial condition and our ability to service our indebtedness.
If we are unable to make acquisitions on economically acceptable terms from Western or third parties, our future growth would be limited, and any acquisitions we make may reduce, rather than increase, our cash flows and ability to service our indebtedness.
A portion of our strategy to grow our business and increase distributions to unitholders is dependent on our ability to make acquisitions that result in an increase in cash flow. The acquisition component of our growth strategy is based, in large part, on our expectation of ongoing divestitures of gathering, transportation and storage assets by industry participants, including Western. A material decrease in such divestitures would limit our opportunities for future acquisitions and could adversely affect our ability to grow our operations and increase cash distributions to our unitholders. If we are unable to make acquisitions from Western or third parties, because we are unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts, we are unable to obtain financing for these acquisitions on economically acceptable terms or we are outbid by competitors, our future growth and ability to service our indebtedness will be limited. Furthermore, even if we do consummate acquisitions that we believe will be accretive, they may in fact result in a decrease in cash flow. Any acquisition involves potential risks, including, among other things:

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
Part of our growth strategy depends on the growth of Western’s refining and marketing operations. For example, we believe our growth will primarily be influenced by identifying and executing organic expansion projects that will result in increased throughput volumes from Western and third parties. Our prospects for organic growth currently include projects that we expect Western to undertake, such as adding gathering lines to our existing systems, and that we expect to have an opportunity to purchase from Western. If Western focuses on other growth areas or does not make capital expenditures to fund the organic growth of its logistics operations, we may not be able to fully execute our growth strategy.

Any reduction in the capacity of, or the allocations to, shippers in interconnecting, third-party pipelines could cause a reduction of volumes distributed through our terminals and pipelines.
Western is dependent upon connections to third-party pipelines to transport refined and other products to certain of our terminals and to ship crude oil through certain of our pipelines. For example, Western’s El Paso Refinery is dependent on a pipeline owned by a subsidiary of Kinder Morgan for the delivery of all of its crude oil. Any reduction of capacities of these interconnecting pipelines due to testing, line repair, reduced operating pressures, retirement or abandonment of facilities or other causes could result in reduced volumes of refined and other products distributed through our terminals and shipments of crude oil through our pipelines. Similarly, if additional shippers begin transporting volumes of refined and other products or crude oil over interconnecting pipelines, the allocations to Western and other existing shippers on these pipelines could be reduced, which could also reduce volumes distributed through our terminals or transported through our pipelines. Allocation reductions of this nature are not infrequent and are beyond our control. Any significant reduction in volumes would adversely affect our revenues and cash flow and our ability to service our indebtedness.
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
We do not own all of the land on which our pipelines, terminals and other assets are located, and we are, therefore, subject to the possibility of more onerous terms and increased costs to continue to use this land. Our pipeline rights-of-way expire after a specific period of time. Our loss of these rights-of-way or leases could have a material adverse effect on our business, results of operations, financial condition and ability to service our indebtedness.
Severe weather could interrupt the supply of some of Western’s feedstock and our wholesale and logistics operations.
Crude oil supplies for the El Paso and Gallup Refineries come from the Permian Basin in Texas and New Mexico, and therefore are not generally subject to interruption from hurricanes. However, due to severe weather or other factors, if there is an interruption to Western’s supply of feedstock for its El Paso and Gallup Refineries for a prolonged period of time, the volume of crude oil gathered and transported by our pipeline systems and the volume of refined and other products distributed by our terminals, and the related fees for those services, could be materially reduced. In addition, severe weather could interrupt our wholesale and logistics operations. If severe weather or other factors were to impact the supply of some of Western’s feedstock or our wholesale and logistics operations, our financial condition, results of operations, cash flows and ability to service our indebtedness may be adversely effected.
Restrictions in our revolving credit facility and the indenture governing our senior notes could adversely affect our business, financial condition, results of operations and ability to service our indebtedness.
We are dependent upon the earnings and cash flow generated by our operations in order to meet our debt service obligations. The operating and financial restrictions and covenants in our revolving credit facility, the indenture governing our senior notes, and any future financing agreements could restrict our ability to finance future operations or capital needs, or to expand or pursue our business activities, which may limit our ability to make cash distributions to our unitholders. For example, each of our revolving credit facility and the indenture governing our senior notes contain restrictions on our ability to, among other things:

•	make certain cash distributions;

•	incur certain indebtedness;

•	create certain liens;

•	make certain investments; and

•	merge or sell all or substantially all of our assets.

Furthermore, our revolving credit facility contains covenants requiring us to maintain certain financial ratios. The provisions of our revolving credit facility and the indenture governing our senior notes may affect our ability to obtain future financing and pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of our revolving credit facility or the indenture governing our senior notes could result in an event of default that could enable our lenders or note holders, subject to the terms and conditions of the revolving credit facility or the indenture, as applicable, to declare the outstanding principal of that debt, together with accrued interest, to be immediately due and payable. If we were unable to repay the accelerated amounts, our lenders could proceed against the collateral granted to them to secure such debt, if any. If the payment of our debt is accelerated, defaults under our other debt instruments may be triggered, and our assets may be insufficient to repay such debt in full and the holders of our units could experience a partial or total loss of their investment.
Our current and future debt levels may limit our flexibility to obtain financing and to pursue other business opportunities.
Our current and future levels of debt could have important consequences to us, including the following:

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
Any of theses factors could result in a material adverse effect on our business, financial condition, results of operations and business prospects.

Our ability to service our debt will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our control. If our operating results are not sufficient to service our notes or any future indebtedness, we will be forced to take actions such as reducing distributions, reducing or delaying our business activities, acquisitions, organic growth projects, investments or capital expenditures, selling assets or issuing equity. We may not be able to affect any of these actions on satisfactory terms or at all.
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
Western’s level of indebtedness, the terms of its borrowings and its credit ratings could adversely affect our ability to grow our business, our ability to service our indebtedness and our credit ratings and profile. Our ability to obtain credit in the future may also be affected by Western’s credit ratings.
Western must devote a portion of its cash flows from operating activities to service its indebtedness, and therefore cash flows may not be available for use in pursuing its growth strategy. Furthermore, a higher level of indebtedness at Western in the future increases the risk that it may default on its obligations to us under each of our commercial agreements. Western may incur additional indebtedness in the future which could further impact Western’s ability to pursue its growth strategy with respect to its logistics operations.
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

Western’s long-term credit ratings are currently below investment grade. If these ratings are lowered in the future, Western’s borrowing costs may increase. In addition, credit rating agencies will likely consider Western’s debt ratings when assigning ours because of Western’s ownership interest in us, the significant commercial relationships between Western and us, and our reliance on Western for a substantial portion of our revenues. If one or more credit rating agencies were to downgrade the outstanding indebtedness of Western, we could experience an increase in our borrowing costs or difficulty accessing the capital markets. Such a development could adversely affect our ability to grow our business and to service our indebtedness.
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
Transportation of crude oil and refined and other products involves inherent risks of spills and releases from our facilities, and can subject us to various federal and state laws governing spills and releases, including reporting and remediation obligations. The costs associated with such obligations can be substantial, as can costs associated with related enforcement matters, including possible fines and penalties. Transportation of such products over water or proximate to navigable water bodies involves inherent risks, including risks of spills, that could lead to the assessment of penalties, response costs and natural resource damages under the Oil Pollution Act. In addition, the Oil Pollution Act requires us to prepare a facility response plan identifying the personnel and equipment necessary to remove to the maximum extent practicable a “worst case discharge.” Some of our facilities are required to maintain such facility response plans. To meet this requirement, we and Western have contracted with various spill response service companies in the areas in which we transport or store crude oil and refined and other products. However, these companies may not be able to adequately contain a “worst case discharge” in all instances, and we cannot ensure that all of their services would be available for our or Western’s use at any given time. Many factors that could inhibit the availability of these service providers include, but are not limited to, weather conditions, governmental regulations or other global events. In these and other cases, we may be subject to liability in connection with the discharge of crude oil or products into navigable waters.
If any of these events occur or are discovered in the future, whether in connection with any of our pipelines, gathering, transportation, terminals or storage assets, or any other facility that we send or have sent wastes or by-products to for treatment or disposal, we could be liable for all costs and penalties associated with the remediation of such facilities under federal, state and local environmental laws or common law. We may also be liable for personal injury or property damage claims from third parties alleging contamination from spills or releases from our facilities or operations. In addition, we will be subject to a deductible of $100,000 per claim before we are entitled to indemnification from Western for certain environmental liabilities under our omnibus agreement. Even if we are insured or indemnified against such risks, we may be responsible for costs or penalties to the extent our insurers or indemnitors do not fulfill their obligations to us.
Increased regulation of hydraulic fracturing could result in reductions or delays in crude oil production in our existing areas of operation, which could adversely impact our revenues.
A significant percentage of the crude oil production in our existing areas of operation is being developed from unconventional sources, such as hydrocarbon shales. These reservoirs require hydraulic fracturing completion processes to release the oil or natural gas from the rock so it can flow through casing to the surface. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into the formation to stimulate production. A number of federal agencies, including the U.S. Environmental Protection Agency (the “EPA”) and the U.S. Department of Energy, are analyzing, or have been requested to review, a variety of environmental issues associated with shale development, including hydraulic fracturing. In addition, the EPA has asserted federal regulatory authority over hydraulic fracturing activities involving the use of diesel additives under the Safe Drinking Water Act’s Underground Injection Control Program and issued guidance for permitting such activities. In addition, the EPA has issued an Advanced Notice of Proposed Rulemaking, seeking comment on the development of regulations under the Toxic Substances Control Act of 1976 to require companies to disclose information regarding the chemicals used in hydraulic fracturing. In January 2015, the EPA announced plans to propose a rule in summer of 2015 governing methane emissions from oil and natural gas completion operations. Further, some states and municipalities have adopted and other states and municipalities are considering adopting, regulations prohibiting hydraulic fracturing in certain areas or imposing more stringent disclosure and/or well construction requirements on hydraulic fracturing operations. At the same time, certain environmental groups have suggested that additional laws may be needed to more closely and uniformly regulate the hydraulic fracturing process and legislation has been proposed by some members of Congress to provide for such regulation. We cannot predict whether any such legislation will ever be enacted and if so, what its provisions would be. If additional levels of regulation are imposed at the federal, state or local level, this could result in corresponding delays, increased operating costs and process prohibitions for crude oil producers and potentially reduce throughput on our systems, which would materially adversely affect our revenues, results of operations and ability to service our indebtedness.
We may incur significant costs and liabilities as a result of pipeline integrity management programs or safety standards.
Certain of our pipeline facilities are subject to the pipeline safety regulations of the Pipeline and Hazardous Materials Safety Administration (“PHMSA”) of the DOT. PHMSA regulates the design, construction, testing, operation, maintenance and emergency response of crude oil, petroleum products and other hazardous liquid pipeline facilities.
Pursuant to the Pipeline Safety Improvement Act of 2002, PHMSA has adopted regulations requiring pipeline operators to develop integrity management programs for hazardous liquids pipelines located where a leak or rupture could affect “high consequence areas” that are populated or environmentally sensitive areas. PHMSA has also issued regulations that subject certain rural low-stress hazardous liquids pipelines to the integrity management requirements. The integrity management regulations require operators, including us, to:

•	perform ongoing assessments of pipeline integrity;

•	identify and characterize applicable threats to pipeline segments that could impact a high consequence area;

•	maintain processes for data collection, integration and analysis;

•	repair and remediate pipelines as necessary; and

•	implement preventive and mitigating actions.
PHMSA also carries out the Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011 (the “2011 Pipeline Safety Act”), which reauthorized funding for federal pipeline safety programs through 2015, increased penalties for safety violations, established additional safety requirements for newly constructed pipelines, imposed new emergency response and incident notification requirements and required studies of certain safety issues that could result in the adoption of new regulatory requirements for existing pipelines. The 2011 Pipeline Safety Act increases the maximum penalty for violation of pipeline safety regulations from $100,000 to $200,000 per violation per day and also a maximum penalty of $1 million to $2 million for a series of related violations. In addition, PHMSA published a proposed rule in August 2013 that would expand the definition of “high consequence areas” and thereby make more pipelines subject to increased integrity management requirements. To date, no further action has been taken with respect to that proposal. In January 2015, it was announced that as part of a broader plan to reduce methane emissions from the oil and natural gas sector, PHMSA will propose pipeline safety standards in 2015 that will result in reduced methane emissions.
We may incur significant costs and liabilities associated with compliance with pipeline safety regulations and any corresponding repair, remediation, preventive or mitigation measures required for our nonexempt pipeline facilities, including lost cash flows resulting from shutting down our pipelines during the pendency of such repairs. Any material penalties or fines under these or other statues, rules, regulations or orders could have a material adverse impact on our business, financial condition, results of operation and cash flows. Moreover, changes to pipeline safety laws and regulations that result in more stringent or costly pipeline integrity management or safety standards could have a material adverse effect on us and similarly situated operators. Furthermore, the implementation of the 2011 Pipeline Safety Act or any issuance or reinterpretation of guidance by PHMSA or similar state agencies could require us to install new or modified safety controls, pursue additional capital projects or conduct maintenance programs on an accelerated basis, any or all of which could result in our incurring increased operating costs that could be significant and have a material adverse effect on our results of operations or financial position. For example, notwithstanding the applicability of the OSHA’s Process Safety Management (“PSM”) regulations and the EPA’s Risk Management Plan (“RMP”) requirements at facilities storing designated chemicals above a certain threshold, PHMSA and one or more state regulators, including the Texas Railroad Commission, have recently expanded the scope of their regulatory inspections to include certain in-plant equipment and pipelines found within midstream facilities and associated storage facilities to assess compliance with hazardous liquid pipeline safety requirements. If PHMSA and other similar state agencies continue to expand their authority and impose hazardous liquid pipeline safety requirements on facilities previously thought to be exempt, we could be forced to make certain operational changes or modifications to our facilities beyond existing OSHA and EPA requirements. Such changes could result in additional capital costs and increased costs of operation that, in some instances, may be significant.
Various states have proposed and/or enacted low carbon fuel standards (“LCFS”) intended to reduce carbon intensity in transportation fuels.  In addition, in 2010 the EPA issued social cost of carbon (“SCC”) estimates used by the EPA and other federal agencies in regulatory cost-benefit analyses to take into account alleged broad economic consequences associated with emissions of GHGs. These estimates were increased in 2013.  While the impacts of LCFS and higher SCC in future regulations is not known at this time, either of these may result in increased costs to our operations.
We could incur significant costs to comply with greenhouse gas emissions regulation or legislation.
The EPA has recently adopted and implemented regulations to restrict emissions of greenhouse gases under certain provisions of the federal Clean Air Act. One of the rules adopted by the EPA requires, in certain circumstances, permitting of certain emissions of greenhouse gases from certain large stationary sources, such as refineries. A number of legal challenges have been presented regarding these proposed greenhouse gas regulations but no legal limitations on the EPA implementing these rules has occurred to date. The EPA has also adopted rules requiring certain sources in the oil and natural gas industry to report greenhouse gas emissions on an annual basis. Recently, the EPA proposed revisions to its greenhouse gas reporting program, which add reporting requirements for greenhouse gas emissions from gathering systems and certain transmission pipelines. More recently, in January 2015, it was announced that the EPA is expected to propose in the summer of 2015 and finalize in 2016 new regulations that will set methane emission standards for new and modified oil and gas production and transmission facilities as part of an effort to reduce by 2025 methane emissions from the oil and gas sector, including midstream operations, by up to 45% from 2012 levels.
Further, from time to time, the U.S. Congress has considered legislation related to the reduction of greenhouse gases through “cap and trade” programs, and a number of state and regional efforts have emerged that are aimed at tracking and/or reducing greenhouse emissions by means of cap and trade programs. To the extent these EPA rules and regulations continue to be implemented or cap and trade legislation is enacted by federal or state governments, our operating costs, including capital expenditures, will increase and additional operating restrictions could be imposed on our business; all of which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Such regulations could also decrease demand for petroleum products and potentially reduce throughput on our systems, which would materially adversely affect our revenues and results of operations. Finally, some scientists have concluded that increasing concentrations of greenhouse gases in the earth’s atmosphere may produce climate changes that may have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climatic events, which if any such event were to occur, it may have a material adverse effect on our business.
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
Our Main 12-inch pipeline, West 10-inch pipeline, East 10-inch pipeline, San Juan 6-inch pipeline, West 6-inch pipeline, TexNew Mex 16-inch Pipeline segment, East 6-inch pipeline, Wingate 4-inch NGL pipeline and Riverbend 4-inch gathering pipeline provide services that may be subject to regulation by the Federal Energy Regulatory Commission (“FERC”), under the Interstate Commerce Act (“ICA”), the Energy Policy Act (the “EPAct 1992”) and/or state regulators. The FERC uses prescribed rate methodologies for developing regulated tariff rates for interstate oil and product pipelines. Our tariff rates approved by the FERC may not recover all of our costs of providing services. In addition, changes to the FERC’s approved rate methodologies, or challenges to our application of an approved methodology, could also adversely affect our rates.
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
If we are unable to maintain the requirements of Section 404 of the Sarbanes-Oxley Act, or our internal control over financial reporting is not effective, the reliability of our financial statements may be questioned, and our unit price may suffer.

Section 404 of the Sarbanes-Oxley Act requires any company subject to the reporting requirements of the U.S. securities laws to perform a comprehensive evaluation of its and its subsidiaries’ internal controls. To comply with these requirements, we are required to document and test our internal control procedures, our management is required to assess and issue a report concerning our internal control over financial reporting, and, pursuant to the Sarbanes-Oxley Act, our independent auditors are required to issue an opinion on management’s assessment and the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. During the course of its annual testing, our management may identify material weaknesses, which may not be remedied in time to meet the annual deadline imposed by the SEC. If our management cannot favorably assess the effectiveness of our internal control over financial reporting, or our auditors identify material weaknesses in our internal control, investor confidence in our financial results may weaken, and the price of our common units may suffer.

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
Our pipeline and terminalling subsidiaries do not have any employees and rely solely on employees of Western.
We are managed and operated by the board of directors and executive officers of our general partner. We directly employ approximately 570 wholesale employees. In addition, approximately 300 other employees of affiliates of our general partner are seconded to us, pursuant to the services agreement with Western, to provide operating, maintenance and other services under our direction, supervision and control with respect to the assets that our pipeline and terminalling subsidiaries own and operate. Other Western employees also provide services to us from time to time.
Many of our assets have been in service for several years and require significant expenditures to maintain them. As a result, our maintenance or repair costs may increase in the future.
Our pipelines, terminals and storage assets are generally long-lived assets, and many of them have been in service for many years. The age and condition of our assets could result in increased maintenance or repair expenditures in the future. Any significant increase in these expenditures could adversely affect our results of operations, financial position or cash flows, as well as our ability to service our indebtedness.
The adoption of derivatives legislation by Congress could have an adverse impact on our customers’ ability to hedge risks associated with their business.
The U.S. Congress adopted the Dodd-Frank Wall Street Reform and Consumer Protection Act in 2010 (the “Dodd-Frank Act”). This comprehensive financial reform legislation establishes federal oversight and regulation of the over-the-counter derivatives market and entities, such as us, that participate in that market. The legislation was signed into law by the President on July 21, 2010, and requires the Commodity Futures Trading Commission (“CFTC”) and the SEC to promulgate rules and regulations implementing the new legislation within 360 days from the date of enactment. The CFTC has adopted regulations to set position limits for certain futures and option contracts in the major energy markets and has also proposed to establish minimum capital requirements, although it is not possible at this time to predict whether or when the CFTC will adopt these rules as proposed or include comparable provisions in its rulemaking under the Dodd-Frank Act. The Dodd-Frank Act may also require compliance with margin requirements and with certain clearing and trade-execution requirements in connection with certain derivative activities, although the application of those provisions is uncertain at this time. The legislation may also require the counterparties to our commodity derivative contracts to spin-off some of their derivatives activities to a separate entity, which may not be as creditworthy as the current counterparty, or cause the entity to comply with the capital requirements, which could result in increased costs to counterparties such as us.
The new legislation and regulations promulgated thereunder could increase the operational and transactional cost of derivatives contracts and affect the number and/or creditworthiness of counterparties available to us, to Western, or to our or Western’s customers.
Certain components of our logistics revenue have exposure to commodity price risk and our exposure to commodity price risk may increase in the future.
We have exposure to commodity price risk through the loss allowance provisions contained in our logistics commercial agreements. Any future losses due to our commodity price risk exposure could materially and adversely affect our results of operations and financial condition and our ability in the future to service our indebtedness.
Increases in interest rates could adversely affect our business.
We have exposure to increases in interest rates under our revolving credit facility. Our current borrowings bear, and any future borrowings will bear, interest either at a base rate, plus an applicable margin, or at LIBOR plus an applicable margin. As a result, our results of operations, cash flows and financial condition could be materially adversely affected by significant increases in interest rates. In addition, if interest rates rise, the interest rates on future credit facilities and debt offerings could be higher than current levels, causing our financing costs to increase accordingly.

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
Certain U.S. federal income tax deductions currently available with respect to oil and gas exploration and development may be eliminated as a result of future legislation, which could reduce the amount of transportation and storage fees we receive and our ability to service our indebtedness.
The Fiscal Year 2016 Budget proposed by the President recommends the elimination of certain key U.S. federal income tax incentives currently available to oil and gas exploration and production companies and from time to time legislation has been introduced in Congress which would implement many of these proposals. The proposed changes include, but are not limited to, (i) the repeal of the percentage depletion allowance for oil and gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, (iii) the elimination of the deduction for certain domestic production activities and (iv) an extension of the amortization period for certain geological and geophysical expenditures. We cannot predict whether these or similar changes will be introduced into law and, if so, when any such changes would become effective. The passage of any legislation as a result of these proposals or any other similar changes in U.S. federal income tax laws could raise the cost of energy production and reduce oil and gas exploration and production activities. Because we generate revenue primarily by charging fees and tariffs for transporting crude oil and refined products and for providing storage at our storage tanks and terminals, a reduction in oil and gas production activities could reduce our transportation and storage fee revenue and thus reduce our ability to service our indebtedness.
Risks Related to Our Partnership Structure
Western owns an approximate 66.2% limited partner interest in us and controls our general partner, which has sole responsibility for conducting our business and managing our operations. Our general partner and its affiliates, including Western, may have conflicts of interest with us and limited duties to us and may favor their own interests to the detriment of our unitholders.
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

•
Western, as our primary customer, has an economic incentive to cause us to not seek higher tariff rates or terminalling fees, even if such higher rates or fees would reflect rates and fees that could be obtained in arm’s length, third-party transactions;

•	almost all officers of Western who provide services to us also will devote significant time to the business of Western, and will be compensated by Western for the services rendered to it;

•
our general partner determines the amount and timing of asset purchases and sales, borrowings, issuance of additional partnership securities and reserves, each of which can affect our ability to service our indebtedness;

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

•	contracts between us, on the one hand, and our general partner and its affiliates, on the other hand, are not and will not be the result of arm’s-length negotiations;

•	except in limited circumstances, our general partner has the power and authority to conduct our business without unitholder approval;

•	disputes may arise under our commercial agreements with Western;

•
our general partner will determine the amount and timing of many of our cash expenditures and whether a cash expenditure is classified as discretionary capital expenditure, which would not reduce operating surplus, or a maintenance capital expenditure, which would reduce our operating surplus. This determination can affect the amount of cash from operating surplus that is distributed to our unitholders and to our general partner, the amount of adjusted operating surplus generated in any given period and the ability of the subordinated units to convert into common units;

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
Western may compete with us.
Western may compete with us, including by developing or acquiring additional logistics assets which may not be in the geographic region subject to our rights of first offer set forth in the omnibus agreement, both directly and through its controlled subsidiary, Northern Tier. In keeping with the terms of our partnership agreement, the doctrine of corporate opportunity or any analogous doctrine, does not apply to our general partner or any of its affiliates, including Western and its executive officers and directors. Except as provided in the omnibus agreement, any such person or entity that becomes aware of a potential transaction, agreement, arrangement or other matter that may be an opportunity for us will not have any duty to communicate or offer such opportunity to us. For example, this could permit Western to elect to develop new midstream assets or acquire third-party midstream assets itself, or through Northern Tier. Any such person or entity will not be liable to us or to any limited partner for breach of any fiduciary duty or other duty (other than the implied contractual covenant of good faith and fair dealing) by reason of the fact that such person or entity pursues or acquires such opportunity for itself, directs such opportunity to another person or entity or does not communicate such opportunity or information to us. This may create actual and potential conflicts of interest between us and affiliates of our general partner and result in less than favorable treatment of us and our unitholders.
Our general partner intends to limit its liability regarding our obligations.
Our general partner intends to limit its liability under contractual arrangements between us and third parties so that the counterparties to such arrangements have recourse only against our assets, and not against our general partner or its assets. Our general partner may therefore cause us to incur indebtedness or other obligations that are nonrecourse to our general partner. Our partnership agreement provides that any action taken by our general partner to limit its liability is not a breach of our general partner’s duties, even if we could have obtained more favorable terms without the limitation on liability. In addition, we are obligated to reimburse or indemnify our general partner to the extent that it incurs obligations on our behalf. Any such reimbursement or indemnification payments would reduce our ability to service our indebtedness.
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
In addition, because we distribute all of our available cash, our growth may not be as fast as businesses that reinvest their available cash to expand ongoing operations. To the extent we issue additional units in connection with any acquisitions or discretionary capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level. There are no limitations in our partnership agreement or our new revolving credit facility on our ability to issue additional units, including units ranking senior to the common units. The incurrence of additional commercial borrowings or other debt to finance our growth strategy would result in increased interest expense, which in turn may impact our ability to service our indebtedness.
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
As a publicly traded limited partnership we qualify for, and will rely on, certain exemptions from the NYSE’s corporate governance requirements.

As a publicly traded partnership, we qualify for, and will rely on, certain exemptions from the NYSE’s corporate governance requirements, including:

•	the requirement that a majority of the board of directors of our general partner consist of independent directors;

•	the requirement that the board of directors of our general partner have a nominating/corporate governance committee that is composed entirely of independent directors; and

•	the requirement that the board of directors of our general partner have a compensation committee that is composed entirely of independent directors.

As a result of these exemptions, our general partner’s board of directors is not, and is not required to be, comprised of a majority of independent directors and our general partner does not have a compensation committee or nominating and corporate governance. Accordingly, unitholders will not have the same protections afforded to equity holders of companies that are subject to all of the corporate governance requirements of the NYSE. See Item 10. Directors, Executive Officers and Corporate Governance.

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
The unitholders will initially be unable to remove our general partner without its consent because our general partner and its affiliates own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding units voting together as a single class is required to remove the general partner. As of February 27, 2015, our general partner and its affiliates own a 66.2% limited partner interest in us. Also, if our general partner is removed without cause during the subordination period and units held by our general partner and its affiliates are not voted in favor of that removal, all remaining subordinated units will automatically convert into common units and any existing arrearages on our common units will be extinguished. A removal of our general partner under these circumstances would adversely affect our common units by prematurely eliminating their distribution and liquidation preference over our subordinated units, which would otherwise have continued until we had met certain distribution and performance tests. Cause is narrowly defined to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding the general partner liable for actual fraud or willful or wanton misconduct in its capacity as our general partner. Cause does not include most cases of charges of poor management of the business.
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
A general partner of a partnership generally has unlimited liability for the obligations of the partnership, except for those contractual obligations of the partnership that are expressly made without recourse to the general partner. Our partnership is organized under Delaware law and we currently own assets and conduct business in Arizona, California, Colorado, Nevada, New Mexico, Texas, and Utah. You could be liable for any and all of our obligations as if you were a general partner if:

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
Despite the fact that we are organized as limited partnerships under Delaware law, we will be treated as a corporation for U.S. federal income tax purposes unless we satisfy a "qualifying income" requirement. Based upon our current operations, we believe we satisfy the qualifying income requirement. However, we have not requested and do not plan to request, a ruling from the Internal Revenue Service ("IRS") on this or any other matter affecting us. Failing to meet the qualifying income requirement or a change in current law could cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to taxation as an entity.
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
The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. For example, the proposed Fiscal Year 2016 Budget recommends that certain publicly traded partnerships earning income from activities related to fossil fuels be taxed as corporations beginning in 2021. From time to time, members of Congress propose and consider such substantive changes to the existing federal income tax laws that affect publicly traded partnerships. If successful, this proposal or other similar proposals could eliminate the qualifying income exception to the treatment of all publicly-traded partnerships as corporations upon which we rely for our treatment as a partnership for U.S. federal income tax purposes.
Any modification to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible for us to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes. We are unable to predict whether any of these changes or other proposals will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units.
If the IRS were to contest the federal income tax positions we take, it may adversely impact the market for our common units, and the costs of any such contest would reduce cash available for distribution to our unitholders.
We have not requested a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes. The IRS may adopt positions that differ from the positions that we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take. A court may not agree with some or all of the positions we take. Any contest with the IRS may materially and adversely impact the market for our common units and the prices at which they trade. Moreover, the costs of any contest between us and the IRS will result in a reduction in cash available for distribution to our unitholders and thus will be borne indirectly by our unitholders.
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
If you sell your units, you will recognize gain or loss equal to the difference between the amount realized and your tax basis in those units. Because distributions in excess of your allocable share of our net taxable income decrease your tax basis in your units, the amount, if any, of such prior excess distributions with respect to the units you sell will, in effect, become taxable income to you if you sell such units at a price greater than your tax basis therein, even if the price you receive is less than your original cost. Furthermore, a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income to you due to potential recapture items, including depreciation recapture. In addition, because the amount realized includes a unitholder’s share of our non-recourse liabilities, if you sell your units, you may incur a tax liability in excess of the amount of cash you receive from the sale.
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
We treat each purchaser of our units as having the same tax benefits without regard to the units purchased. The IRS may challenge this treatment, which could adversely affect the value of our units.
Due to a number of factors including our inability to match transferors and transferees of our units, we have adopted depreciation and amortization positions that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to you. It also could affect the timing of these tax benefits or the amount of gain from your sale of units and could have a negative impact on the value of our units or result in audit adjustments to your tax returns.
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
We have adopted certain valuation methodologies in determining a unitholder’s allocations of income, gain, loss and deduction. The IRS may challenge these methodologies or the resulting allocations, which could adversely affect the value of our common units.
In determining the items of income, gain, loss and deduction allocable to our unitholders, we must routinely determine the fair market value of our assets. Although we may from time to time consult with professional appraisers regarding valuation matters, we make many fair market value estimates using a methodology based on the market value of our common units as a means to measure the fair market value of our assets. The IRS may challenge these valuation methods and the resulting allocations of income, gain, loss and deduction.
A successful IRS challenge to these methods or allocations could adversely affect the timing or amount of taxable income or loss being allocated to our unitholders. It also could affect the amount of gain from our unitholders’ sale of common units and could have a negative impact on the value of the common units or result in audit adjustments to our unitholders’ tax returns without the benefit of additional deductions.
The sale or exchange of 50% or more of our capital and profits interests within a twelve-month period will result in the termination of us as a partnership for federal income tax purposes.
We will be considered to have terminated as a partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest will be counted only once. Our termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in our filing two tax returns for one calendar year and could result in a significant deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a calendar year, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in taxable income for the unitholder’s taxable year that includes our termination. Our termination would not affect our classification as a partnership for federal income tax purposes, but it would result in our being treated as a new partnership for U.S. federal income tax purposes following the termination. If we were treated as a new partnership, we would be required to make new tax elections and could be subject to penalties if we were unable to determine that a termination occurred. The IRS has announced a relief procedure whereby if a publicly traded partnership that has technically terminated requests and the IRS grants special relief, among other things, the partnership may be permitted to provide only a single Schedule K-1 to unitholders for the two short tax periods included in the year in which the termination occurs.

If we were subjected to a material amount of additional entity-level taxation by individual states, it would reduce our cash available for distribution to you.
If we are subjected to a material amount of entity-level taxation by individual states, our cash available for a distribution to you would be reduced. Currently, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. Specifically, we currently own assets and conduct business in Arizona, California, Colorado, Nevada, New Mexico, Texas, and Utah. Texas imposes a franchise tax on all business entities at a maximum effective rate of 0.7% of the business’ gross income apportioned in Texas. In the future, we may expand our operations. Imposition of a similar tax on us in other jurisdictions that we may expand to could substantially reduce our cash available for distribution to you.
As a result of investing in our common units, you may be subject to state and local taxes and return filing requirements in jurisdictions where we operate, own or acquire properties.
In addition to federal income taxes, you may be subject to other taxes, including foreign, state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own property now or in the future, even if you do not live in any of those jurisdictions. You may be required to file foreign, state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, you may be subject to penalties for failure to comply with those requirements. We own assets and conduct business in Texas, Arizona and New Mexico. Each of Arizona and New Mexico imposes a personal income tax on individuals as well as corporations and other entities. Texas does not impose a personal income tax on individuals, but does impose a franchise tax on corporations and all other business entities. As we make acquisitions or expand our business, we may own assets or conduct business in additional states that impose a personal income tax. It is your responsibility to file all United States federal, foreign, state and local tax returns.

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

Unit Price and Cash Distributions
Our common units represent limited partner interests in us that entitle the holders to the rights and privileges specified in our partnership agreement. Our common units trade on the NYSE under the symbol "WNRL." As of December 31, 2014, Western and its subsidiaries owned 8,158,592 of our common units and 22,811,000 of our subordinated units that together constituted a 66.2% limited partner interest in us. The public owns the remaining 15,823,408 common units. As of February 27, 2015, we had three holders of record of our common units. One subsidiary of Western holds all of our subordinated units and is the only holder of record of subordinated units.

The following table sets forth the range of the daily high and low sales prices per common unit and cash distributions to common and subordinated unitholders for the period from October 10, 2013, the date our shares began trading to December 31, 2014.

Period	High	Low	Quarterly Cash Distribution per Unit	Distribution Date	Record Date
2014:
First quarter	$32.50	$25.56	$0.2407	2/14/2014	2/14/2014
Second quarter	35.70	29.90	0.2975	5/26/2014	5/16/2014
Third quarter	36.50	30.55	0.3075	8/25/2014	8/15/2014
Fourth quarter	35.65	25.79	0.3175	11/24/2014	11/14/2014
2013:
Fourth quarter (from October 10, 2013)	$26.61	$23.61	N/A	N/A	N/A
On January 30, 2015, the Board of Directors of our general partner declared a quarterly cash distribution for fourth quarter 2014 of $0.3325 per unit, or $1.33 per unit on an annualized basis. The fourth quarter distribution was paid on February 23, 2015, to all unit holders of record at the close of market on February 13, 2015. In addition, because the per unit distribution amount exceeded the target distribution amount of $0.3306 set forth in our partnership agreement, we also made a distribution of $15,689 to our general partner as the holder of our incentive distribution rights.
Our ability to pay cash distributions is limited under the terms of our $300 million senior secured revolving credit facility ("Revolving Credit Facility") and the Indenture governing our Senior Notes and in part depends on our ability to satisfy certain financial covenants. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources - Revolving Credit Facility.
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
General Partner Interest and Incentive Distribution Rights
Our general partner owns a non-economic general partner interest in us that does not entitle it to receive cash distributions. Our general partner may own common units or other equity securities in us in the future and will be entitled to receive distributions on any such interests as provided for in our partnership agreement.
Our general partner also holds incentive distribution rights that entitle it to receive increasing percentages, up to a maximum of 50.0% of the cash we distribute from our operating surplus (as defined below) in excess of $0.3306 per unit per quarter. The maximum distribution of 50.0% does not include any distributions that Western may receive on any limited partner units that it owns.
The following table illustrates the percentage allocations of available cash from our operating surplus between the unitholders and our general partner (as the holder of our incentive distribution rights) based on the specified target distribution levels. The amounts set forth under the column heading "Marginal Percentage Interest in Distributions" are the percentage interests of our general partner and the unitholders in any available cash from operating surplus we distribute up to and including the corresponding amount in the column "Total Quarterly Distribution per Unit Target Amount." The percentage interests shown for our unitholders and our general partner for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution. The percentage interests set forth below assume our general partner has not transferred its incentive distribution rights and there are no arrearages on common units.

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
On October 15, 2014, WNRL issued 1,160,092 of its common units to Western in connection with the assets acquired in the Wholesale Acquisition. The information under the caption "Securities Authorized for Issuance under Equity Compensation Plans” in Item 12 is incorporated herein by reference.

Item 6.	Selected Financial Data
On the October 15, 2014 Closing Date of our purchase of WRW from Western, we recorded our acquisition of WRW's assets at Western's historical book value as required for accounting purposes because the purchase was a reorganization of entities under common control. We have retrospectively adjusted the financial information for the WNRL Predecessor and WNRL, to include the historical results of the WRW assets acquired, for periods prior to the effective date of the transaction. Our financial information includes the historical results of our Predecessor for periods prior to October 16, 2013, and the results of WNRL, beginning October 16, 2013, the date WNRL commenced operations, which have also been retrospectively adjusted.
The following tables set forth certain selected consolidated financial data as of and for each of the four years in the period ended December 31, 2014.
The information presented below should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included in Item 8. Financial Statements and Supplementary Data.

	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011
			Predecessor	Predecessor
	(In thousands, except per unit data)
Statement of Operations Data
Total revenues (1)	$3,501,888	$3,407,128	$3,474,920	$3,225,322
Total operating costs and expenses	3,427,386	3,448,655	3,525,408	3,251,410
Operating income (loss)	74,502	(41,527)	(50,488)	(26,088)

Net income (loss)	71,793	(41,794)	$(50,214)	$(35,406)
Less net income (loss) attributable to Predecessor	18,801	(50,322)
Net income attributable to partners	$52,992	$8,528

Net income per limited partner unit:
Common - basic	$1.16	$0.19
Common - diluted	1.15	0.19
Subordinated - basic and diluted	1.15	0.19

Weighted average limited partner units outstanding:
Common - basic	23,059	22,811
Common - diluted	23,107	22,813
Subordinated - basic and diluted	22,811	22,811

Distribution per common and subordinated unit (2)	$1.2550	$0.2407

	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011
			Predecessor	Predecessor
	(In thousands)
Other Data
EBITDA (3)	$70,330	$11,598	$—	$—
Distributable cash flow (3)	66,127	13,146	—	—
Balance Sheet Data (at end of period)
Cash and cash equivalents	$54,298	$84,004	$5	$4
Property, plant and equipment, net	182,545	178,765	158,080	143,204
Total assets	378,273	307,043	185,462	187,375
Total debt	269,000	—	—	—
Total liabilities	405,367	13,056	6,480	114,452
Division equity	—	60,635	178,982	72,923
Partners' capital	(27,094)	233,352	—	—
Total liabilities, division equity and partners' capital	378,273	307,043	185,462	187,375

(1)
Prior to the Offering, our business was a part of the integrated operations of Western and the WNRL Predecessor generally recognized only the costs and did not record revenue associated with the transportation, terminalling or storage services provided to Western on an intercompany basis. Accordingly, the revenues in the WNRL Predecessor’s historical consolidated financial information relate only to amounts received from third parties for these services and minimum amounts required to be recorded for Western for regulatory purposes. Following the closing of the Offering, our revenues were generated by existing third-party contracts and from the commercial agreements with Western.

(2)
On January 31, 2014, our general partner's board of directors declared a quarterly cash distribution of $0.2407 per unit for the prorated period, following the Offering, from October 16, 2013 through December 31, 2013.

(3)
We define EBITDA as earnings attributable to partners before interest expense and other financing costs, provision for income taxes and depreciation and amortization excluding amounts related to the Predecessor. We define Distributable Cash Flow as EBITDA plus the change in deferred revenues, less net cash interest paid, income taxes paid and maintenance capital expenditures excluding amounts related to the Predecessor.

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
We believe that the presentation of these non-GAAP measures provides useful information to investors in assessing our financial condition and results of operations. The GAAP measure most directly comparable to EBITDA and Distributable Cash Flow is net income attributable to partners. These non-GAAP measures should not be considered as alternatives to net income or any other measure of financial performance presented in accordance with GAAP. EBITDA excludes some, but not all, items that affect net income attributable to partners. These non-GAAP measures may vary from those of other companies. As a result, EBITDA and Distributable Cash Flow as presented herein may not be comparable to similarly titled measures of other companies.
The calculation of EBITDA and Distributable Cash Flow includes the results of operations for the period subsequent to the Offering, and for the wholesale segment for the period subsequent to the Wholesale Acquisition, respectively, through December 31, 2014 and does not include the retrospective presentation of the Predecessor.
The following table reconciles net income attributable to partners to EBITDA for the periods presented and Distributable Cash Flow for the year ended December 31, 2014 and for the period from October 16, 2013 through December 31, 2013:

	Period Ended
	December 31, 2014	December 31, 2013
	(In thousands)
Net income attributable to partners	$52,992	$8,528
Interest expense and other financing costs	1,836	190
Provision for income taxes	459	95
Amortization of loan fees	523	109
Depreciation and amortization	14,520	2,676
EBITDA	70,330	11,598

Change in deferred revenues	4,190	2,589
Cash interest paid	(1,837)	(190)
Income taxes paid	(1)	—
Maintenance capital expenditures	(6,555)	(851)
Distributable cash flow	$66,127	$13,146

Minimum annual distribution	$52,802	$—

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
See Part I — Item 1. Business included in this annual report for detailed information on our business.

Major Influences on Results of Operations
Supply and Demand for Crude Oil and Refined Products. We generate a significant portion of our revenues under fee-based agreements with Western. These contracts generally provide for stable and predictable cash flows and limit our direct exposure to commodity price fluctuations related to the loss allowance provisions in our commercial agreements. We typically do not have exposure to variability in the prices of the hydrocarbons and other products we handle on Western's behalf, although these risks indirectly influence our activities and results of operations over the long term because of their impact on Western's operations. Our terminal throughput volumes depend primarily on the volume of refined and other products produced at Western’s refineries that, in turn, is ultimately dependent on Western’s refining margins.
Refining margins depend on both the price of crude oil or other feedstock and the price of refined products. Factors affecting the prices of petroleum based commodities include supply and demand in crude oil, gasoline and other refined products. Supply and demand for these products depend on changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, production levels, logistics constraints, availability of imports, marketing of competitive fuels, crude oil price differentials and government regulation.
A significant portion of our wholesale fuel sales and all of our lubricants sales are to third-party customers. The margins we earn on these sales are dependent on a number of factors that are outside of our control, including the overall supply of refined products and lubricants as well as the demand for these products by our customers. Among other circumstances, the margins we earn through these activities would likely be adversely impacted in the event of excess supply of refined products or lubricants and corresponding customer demand that is below historical norms. These supply and demand dynamics are subject to day-to-day variability and may result in volatility in the margins that our wholesale business achieves. Extended periods of market conditions that result in our earning margins that are lower than anticipated could adversely affect our financial condition, results of operations and cash flows.
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
Revenues. There are differences in the way our Predecessor recorded revenues and the way we record revenues as follows:

•
Revenues generated and reported by the WNRL Predecessor related to the operation of our logistics assets were minimal and were for amounts received from third parties and other amounts required to be recorded for Western for regulatory reporting. Intercompany revenues were not reported by the WNRL Predecessor related to its operation of logistics assets for the benefit of Western. Our logistics related revenues are generated primarily through the commercial agreements that we entered into with Western and are from October 2013 and future reporting periods. Our reported logistics assets revenue are fee-based and subject to contractual minimum volume commitments. The contractual fees are indexed for inflation in accordance with either the FERC indexing methodology or the U.S. Producer Price Index.

•
Revenues reported by WRW prior to the Wholesale Acquisition related to its wholesale operations were for sales primarily to third parties and included zero margin sales to Western’s retail business. Revenues and related margins from third party sales were somewhat sensitive to market prices of and demand for related commodities. Our wholesale operations continue to include sales to third parties and also provide for contractual margins on our sales to Western’s retail business. Our wholesale sales are less sensitive to related commodity pricing due to our contractual agreements with Western.  However, such sales continue to be sensitive to market demand for our products. Our wholesale revenues also include transportation fees for both refined product and crude oil that were previously not reported as they were considered to be intercompany charges to Western and were not reported by our Predecessor.
General and Administrative Expenses. Our general and administrative expenses included direct and indirect charges for the management and operation of our logistics assets and certain expenses allocated by Western for general corporate services, such as treasury, accounting and legal services. These expenses were charged or allocated to us based on the nature of the expenses and our proportionate share of employee time and headcount. Following the closing of the Offering and the Wholesale Acquisition, under our omnibus and services agreements, Western has continued to charge us a combination of direct and allocated charges for administrative and operational services that was comparable to those charged to the Predecessor for 2013 and 2012.
Financing. There are differences in the way we finance our operations as compared to the way the WNRL Predecessor financed its operations. Historically, Western financed the WNRL Predecessor's operations as part of its integrated operations and the WNRL Predecessor did not record any separate costs associated with financing its operations. Additionally, we largely relied on internally generated cash flows and capital contributions from Western to satisfy the WNRL Predecessor's capital expenditure requirements. Based on the terms of our cash distribution policy, we will distribute most of the cash generated by our operations to our unitholders, including Western. As a result, we expect to fund future maintenance and growth capital expenditures primarily from a combination of cash-on-hand, borrowings under our revolving credit facility and the issuance of additional equity or debt securities.
Delaware Basin System. The approximately 38 miles of the Main 12‑inch and the East 10-inch pipelines included in the Delaware Basin System were placed into service in July 2013. The West 10-inch pipeline was placed into service in August 2013. The Delaware Basin system is designed to handle up to 138,000 bpd, comprised of a mainline capacity of 100,000 bpd and truck unloading capacity of 38,000 bpd.
Assets Retained by Western. The WNRL Predecessor’s historical results of operations related to its logistics assets include revenues, expenses and other items related to certain assets that were retained by Western and not contributed to us in connection with the Offering. These assets include Western’s Jal NGL Terminal and certain portions of the TexNew Mex 16” Pipeline.
Wholesale Acquisition. Because the Wholesale Acquisition, which was completed on October 15, 2014, is considered a reorganization of entities under common control, we have retrospectively adjusted the financial information for the WNRL Predecessor and WNRL, to include the historical results of the WRW assets acquired, for periods prior to the effective date of the transaction. Our financial information includes the historical results of our Predecessor for periods prior to October 16, 2013, and the results of WNRL, beginning October 16, 2013, the date WNRL commenced operations, which have also been retrospectively adjusted. Accordingly, except for the items described under "Revenues" above, the Wholesale Acquisition should not impact the comparability of the financial results presented herein.
Critical Accounting Policies and Estimates
We prepare our financial statements in conformity with U.S. GAAP. Note 2, Summary of Accounting Policies, to our Consolidated Financial Statements contains a summary of our significant accounting policies, many of which require the use of estimates and assumptions. We believe that of our significant accounting policies, the following are noteworthy because they are based on estimates and assumptions that require complex and/or subjective assumptions by management that can materially impact reported results. Changes in these estimates or assumptions, or actual results that are different, could materially impact our financial condition, results of operations and cash flows.
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
Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that may have an impact on our accounting and reporting. We believe that recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future either will not have a significant impact on our accounting or reporting or that such impact will not be material to our financial position, results of operations and cash flows when implemented. For further discussion on the impact of recent accounting pronouncements, see Note 2, Summary of Accounting Policies, in the Notes to Consolidated Financial Statements included in this annual report.
How We Evaluate Our Operations
Our management uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability and include but are not limited to pipeline throughput and terminal volumes, wholesale volumes and margins, operating and maintenance expenses, EBITDA and distributable cash flow.
Logistics Volumes. The amount of revenue we generate depends on the volumes of crude oil and refined and other products that we handle with our pipeline and gathering operations and our terminalling, transportation and storage assets. These volumes are primarily affected by the supply of and demand for crude oil, refined products and asphalt in the markets served directly or indirectly by our assets. Although Western has committed to minimum volumes under our commercial agreements, we expect over time that Western will ship volumes in excess of its minimum volume commitment on our pipeline and gathering systems and will terminal volumes in excess of its minimum volume commitments at our terminals. Our results of operations will be impacted by whether or not Western ships and terminals such incremental volumes and by the amount of volumes we handle for third parties.
Wholesale Volumes and Margins. Revenues, earnings and cash flows from our wholesale business are primarily affected by sales volumes of gasoline, diesel fuel and lubricants sold and crude oil trucking volumes. Sales volumes of gasoline, diesel fuel and lubricants are affected primarily by demand and competition. Crude oil trucking volumes can fluctuate based on local production, competition and demand. Refined product margins are equal to the sales price, net of discounts, less total cost of sales and are measured on a cpg basis. Factors that influence margins include local supply, demand and competition, and the impact to margin of our commercial agreements with Western. Refined product margins have a tendency to remain somewhat stable from period to period as both the sales price and the related cost of product are both affected by the related commodity markets and are reasonably well correlated.
Operating and Maintenance Expenses. Our management seeks to maximize the profitability of our operations by effectively managing operating and maintenance expenses. These expenses primarily consist of labor and employee expenses, lease costs, utility costs, cost of insurance, maintenance materials, supplies, repairs and related expenses and property taxes. These expenses generally remain relatively stable across broad ranges of throughput volumes but can fluctuate from period to period depending on the level of maintenance related activities performed during that period and the timing of such expenses.
Our maintenance costs are generally cyclical in nature. Our terminal facilities are subject to recurring maintenance for normal wear and related maintenance costs are generally consistent from period to period. Our routine service cycle for tank inspections and maintenance at our storage facilities is generally every 10 years. Our pipelines are also subject to routine periodic inspections. When a storage tank change in service occurs, maintenance costs will generally be greater due to increased costs of tank cleaning and hazardous material disposal. The cost of our maintenance is dependent upon the level of repairs deemed necessary as a result of the inspection of the specific asset. We manage our maintenance expenditures on our pipelines, terminals, truck fleet and other distribution assets by scheduling maintenance over time to avoid significant variability and minimize impact on our cash flows.
Results of Operations
A discussion and analysis of our consolidated and operating segment financial data and key operating statistics for the three years ended December 31, 2014, is presented below.
For periods prior to the Offering, the historical results of operations include our predecessor as defined for accounting purposes. The assets acquired in the Wholesale Acquisition are reflected at Western's historical book value as the purchase was a reorganization of entities under common control. We have retrospectively adjusted the financial information for the WNRL Predecessor and WNRL, to include the historical results of the WRW assets acquired, for periods prior to the effective date of the acquisition. Our financial information includes the historical results of our Predecessor for periods prior to October 16, 2013, and the results of WNRL, beginning October 16, 2013, the date WNRL commenced operations, which have also been retrospectively adjusted.
We derived the combined financial statements of our Predecessor from the accounting records of Western, and we reflect herein the combined historical results of operations, financial position and cash flows of our Predecessor as if such businesses had been combined for all periods presented. The financial information, together with the accompanying analysis, are intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting our future performance.
Our operations are organized into two operating segments based on marketing criteria and the nature of our products and services and our types of customers. These segments are logistics and wholesale.
The following tables set forth certain selected consolidated financial data as of and for each of the three years in the period ended December 31, 2014.

Consolidated

	Year Ended
	December 31,
	2014	2013	2012
			Predecessor
	(In thousands)
Revenues:
Affiliate	$1,011,575	$882,533	$852,310
Third-party	2,490,313	2,524,595	2,622,610
Total revenues	3,501,888	3,407,128	3,474,920
Operating costs and expenses:
Cost of products sold:
Affiliate	871,751	853,447	849,143
Third-party	2,373,168	2,426,270	2,529,944
Operating and maintenance expenses	142,398	135,307	115,374
General and administrative expenses	22,540	17,661	16,806
Loss (gain) and impairments on disposal of assets, net	157	—	(174)
Depreciation and amortization	17,372	15,970	14,315
Total operating costs and expenses	3,427,386	3,448,655	3,525,408
Operating income (loss)	74,502	(41,527)	(50,488)
Other income (expense):
Interest income	4	7	22
Interest expense and other financing costs	(1,851)	(213)	(40)
Amortization of loan fees	(523)	(109)	—
Other, net	120	143	292
Income (loss) before income taxes	72,252	(41,699)	(50,214)
Provision for income taxes	(459)	(95)	—
Net income (loss)	71,793	(41,794)	$(50,214)
Less net income (loss) attributable to Predecessor	18,801	(50,322)
Net income attributable to partners	$52,992	$8,528

Net income per limited partner unit:
Common - basic	$1.16	$0.19
Common - diluted	1.15	0.19
Subordinated - basic and diluted	1.15	0.19

Weighted average limited partner units outstanding:
Common - basic	23,059	22,811
Common - diluted	23,107	22,813
Subordinated - basic and diluted	22,811	22,811
Gross Margin
Gross margin is a function of net sales, net of excise taxes, less cost of products sold, net of excise taxes. Gross margin increased from 2013 to 2014 primarily due to higher wholesale truck freight revenue from crude oil gathering activity in the Permian Basin area. Also, prior to the Offering, our assets were a part of the integrated operations of Western. The Predecessor generally recognized only the costs and did not record revenues associated with the transportation, terminalling or storage services provided to Western on an intercompany basis. Accordingly, the revenues in the Predecessor’s historical consolidated financial statements relate only to amounts received from third parties for these services and minimum amounts required to be recorded for Western for regulatory purposes. Following the closing of the Offering, our revenues were generated by existing third-party contracts and from commercial agreements with Western. The commercial agreements with Western coupled with increased operations generated from our Permian Basin assets resulted in significantly higher revenues following the Offering.
Gross margin increased from 2012 to 2013 primarily due to higher wholesale fuel and lubricant volumes. Also, prior to the Offering, our assets were a part of the integrated operations of Western. The Predecessor generally recognized only the costs and did not record revenues associated with the transportation, terminalling or storage services provided to Western on an intercompany basis. Accordingly, the revenues in the Predecessor’s historical consolidated financial statements relate only to amounts received from third parties for these services and minimum amounts required to be recorded for Western for regulatory purposes. Following the closing of the Offering, our revenues were generated by existing third-party contracts and from commercial agreements with Western. The commercial agreements with Western coupled with increased operations generated from our Permian Basin assets resulted in significantly higher revenues following the Offering.
Operating and Maintenance Expenses
Operating and maintenance expenses increased from 2013 to 2014 primarily due to an increase in our wholesale segment ($11.9 million), partially offset by a decrease in our logistics segment ($4.8 million).
Operating and maintenance expenses increased from 2012 to 2013 primarily due to an increase in our logistics and wholesale segments of $13.8 million and $6.1 million, respectively.
General and Administrative Expenses
General and administrative expenses increased from 2013 to 2014 primarily due to increased corporate overhead related to the Wholesale Acquisition ($5.8 million).
The increase in general and administrative expenses from 2012 to 2013 resulted from higher back office expense principally due to filling of positions during the later part of 2012 that were vacated in early 2012 when administrative functions were consolidated to a single location. This increase was partially offset by reduced facility costs from maintaining a single location in 2013 versus two locations in 2012.
Depreciation and Amortization
The increase in depreciation and amortization from 2013 to 2014 was primarily due to the ongoing expansion of our Delaware Basin logistics system and the expansion of our truck fleet.
The increase in depreciation and amortization from 2012 to 2013 was primarily due to the ongoing expansion of our Delaware Basin logistics system.
Interest Expense
The increase in interest expense from 2013 to 2014 was due to the borrowings of $269 million under our Revolving Credit Facility during 2014.

Logistics Segment

	Year Ended
	December 31,
	2014	2013	2012
			Predecessor
	(In thousands)
Revenues:
Affiliate	$137,986	$29,086	$3,167
Third-party	2,718	1,743	678
Total revenues	140,704	30,829	3,845
Operating costs and expenses:
Operating and maintenance expenses	67,676	72,455	58,667
General and administrative expenses	2,359	2,742	2,474
Loss on disposal of assets, net	262	—	335
Depreciation and amortization	13,479	13,042	11,620
Total operating costs and expenses	83,776	88,239	73,096
Operating income (loss)	$56,928	$(57,410)	$(69,251)
Key Operating Statistics
Pipeline and gathering (bpd):
Mainline movements:
Permian/Delaware Basin system	24,644	3,258	—
Four Corners system (1)	37,485	38,091	33,629
Gathering (truck offloading):
Permian/Delaware Basin system	24,166	10,169	1,838
Four Corners system	11,550	8,814	6,105
Pipeline Gathering and Injection system:
McCamey Station	1,525	1,559	1,488
Four Corners	19,943	22,334	20,624
Pipeline storage (bbls) (2)	598,057	399,096	363,116
Terminalling, transportation and storage:
Shipments into and out of storage (bpd) (includes asphalt)	381,371	367,208	354,886
Terminal storage capacity (bbls) (2)	7,356,348	6,881,964	6,881,964

(1)
Some barrels of crude oil in route to Western’s Gallup Refinery are transported on more than one of our mainlines. Mainline movements for the Four Corners system include each barrel transported on each mainline.

(2)	Pipeline and terminal storage shell capacities represent weighted-average capacities for the periods indicated.
Gross Margin
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
Operating and Maintenance Expenses
Operating and maintenance expenses decreased from 2013 to 2014 primarily due to decreased maintenance expense ($6.3 million) environmental expense ($1.3 million) and outside support services ($1.2 million), partially offset by an increase in employee expense ($3.0 million).

Operating and maintenance expenses increased from 2012 to 2013 primarily due to increased maintenance expense ($8.4 million), employee expense ($1.3 million) and energy expense ($1.1 million).

Our maintenance costs are generally cyclical in nature. Our terminal facilities are subject to recurring maintenance for normal wear and related maintenance costs are generally consistent from period to period. Our routine service cycle for tank inspections and maintenance at our storage facilities is generally every 10 years. Our pipelines are also subject to routine periodic inspections. When a storage tank change in service occurs, maintenance costs will generally be greater due to increased costs of tank cleaning and hazardous material disposal. The cost of our maintenance is dependent upon the level of repairs deemed necessary as a result of the inspection of the specified asset.
Depreciation and Amortization
Depreciation increased due to the ongoing expansion of our Delaware Basin logistics system.
Wholesale Segment

	Year Ended
	December 31,
	2014	2013	2012
	(In thousands, except per gallon/barrel data)
Revenues:
Affiliate	$873,589	$853,447	$849,143
Third-party, net of excise taxes	2,487,595	2,522,852	2,621,932
Total revenues	3,361,184	3,376,299	3,471,075
Operating costs and expenses:
Cost of products sold:
Affiliate	871,751	853,447	849,143
Third-party, net of excise taxes	2,373,168	2,426,270	2,529,944
Operating and maintenance expenses	74,722	62,852	56,707
General and administrative expenses	9,521	10,012	9,121
Gain on disposal of assets, net	(105)	—	(509)
Depreciation and amortization	3,893	2,928	2,695
Total operating costs and expenses	3,332,950	3,355,509	3,447,101
Operating income	$28,234	$20,790	$23,974
Key Operating Statistics:
Fuel gallons sold	1,147,860	1,073,538	1,064,255
Fuel gallons sold to retail (included in fuel gallons sold, above)	268,148	254,907	244,906
Fuel margin per gallon (1)	$0.022	$0.026	$0.026
Lubricant gallons sold	12,082	11,793	11,492
Lubricant margin per gallon (2)	$0.86	$0.89	$0.80
Crude oil trucking volume (bpd)	36,314	12,603	8,284
Average crude oil revenue per barrel	$2.90	$2.24	$2.32

(1)
Fuel margin per gallon is a measurement calculated by dividing the difference between fuel sales, net of transportation charges, and cost of fuel sales for our wholesale segment by the number of gallons sold. Fuel margin per gallon is a measure frequently used in the petroleum products wholesale industry to measure operating results related to fuel sales.

(2)
Lubricant margin per gallon is a measurement calculated by dividing the difference between lubricant sales, net of transportation charges, and lubricant cost of products sold by lubricant sales. Lubricant margin is a measure frequently used in the petroleum products wholesale industry to measure operating results related to lubricant sales.

Gross Margin
Wholesale gross margin increased from 2013 to 2014 primarily due to higher truck freight revenue from crude oil gathering activity in the Permian Basin area.

Wholesale gross margin increased from 2012 to 2013 primarily due to higher fuel volumes. In addition, lubricant margins per gallon increased year over year due to the increased sales price of lubricants without a corresponding increase in cost.
Operating and Maintenance Expenses
Operating and maintenance expenses increased from 2013 to 2014 primarily due to increased employee expense ($7.4 million), higher maintenance and higher materials and supplies due to equipment additions to certain transportation assets ($3.1 million) and addition of new property leases and increased rents for existing property leases ($1.6 million). Partially offsetting the increases was a decrease in environmental remediation expense ($0.2 million).
Operating and maintenance expenses increased from 2012 to 2013 primarily due to increased employee expenses ($3.6 million), maintenance expenses ($0.5 million), insurance expense ($0.5 million), advertising expense ($0.4 million) and environmental expenses ($0.4 million) among others.
Depreciation and Amortization
The increase in depreciation and amortization from 2012 to 2014 was primarily due to the addition of crude oil tanker trailers during the latter half of 2013 and 2014.
Liquidity and Capital Resources
Our Predecessor's sources of liquidity included funding from Western. The Predecessor deposited cash received into Western’s bank accounts and disbursed cash from Western's accounts. The Predecessor's financial statements reflected minimal cash balances. Following the Offering, we maintain bank accounts separate from Western, but Western continues to provide treasury services on our general partner’s behalf under our omnibus agreement. Western retained the working capital of the Predecessor generated prior to the Offering, and those of WRW prior to the Wholesale Acquisition, as these balances represented assets and liabilities related to the Predecessor’s assets.
As of December 31, 2014, we had cash and cash equivalents of $54.3 million. Our sources of liquidity include cash generated from operations, borrowings under our Revolving Credit Facility and the issuance of equity or debt securities. We funded the purchase of WRW from WRSW using $320 million in cash, including borrowings of $269 million under our Revolving Credit Facility and $51 million from cash on hand, and the issuance of 1,160,092 common units representing limited partner interests in WNRL. Cash on hand used to fund the purchase of WRW was primarily from the $75.7 million retained from the net proceeds of the Offering.
We have made no additional borrowings under our Revolving Credit Facility. On February 11, 2015, we issued $300.0 million in aggregate principal amount of 7.5% Senior Notes due 2023 and used the proceeds to repay the borrowings under our Revolving Credit Facility. At February 27, 2015, the Revolving Credit Facility has availability of $300.0 million. See Note 14, Debt in the Notes to Consolidated Financial Statements included in this annual report.
Our minimum quarterly distribution of $0.2875 per unit per quarter, or $1.15 per unit on an annualized basis, aggregates to $13.5 million per quarter and $53.8 million per year based on the current number of common and subordinated units outstanding. We do not have a legal obligation to pay this distribution. Any distributions are subject to compliance with the restrictions of our Revolving Credit Facility.
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

The table below summarizes our 2014 quarterly distribution declarations, payments and scheduled payments through February 27, 2015:

	2014
	Declaration Date	Record Date	Payment Date	Distribution per Common and Subordinated Unit
First quarter	May 2	May 16	May 26	$0.2975
Second quarter	August 1	August 15	August 25	0.3075
Third quarter	October 31	November 14	November 24	0.3175
Fourth quarter (1)	January 30	February 13	February 23	0.3325
Total				$1.2550

(1)
The per unit distribution amount exceeded the target distribution amount of $0.3306 set forth in our partnership agreement; therefore, we made a nominal distribution to our general partner as the holder of our incentive distribution rights.

Revolving Credit Facility
Our $300.0 million senior secured Revolving Credit Facility matures on October 16, 2018. See Note 14, Debt in the Notes to Consolidated Financial Statements included in this annual report for detailed information regarding our Revolving Credit Facility.
Cash Flows
The following table sets forth our cash flows for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Net cash provided by (used in) operating activities	$118,017	$(32,602)	$(128,487)
Net cash used in investing activities	(43,287)	(72,362)	(27,785)
Net cash provided by (used in) financing activities	(104,436)	188,963	156,273
Net change in cash and cash equivalents	$(29,706)	$83,999	$1
The increase in net cash from operating activities from 2013 to 2014 was primarily the result of the increase in net income as discussed above offset by changes in our working capital as disclosed in our Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013. The change in working capital was an increase of $33.5 million and was primarily due to changes in trade accounts receivables and accounts payable which is directly attributable to the Wholesale Acquisition and related sales activity. Cash flows provided by operating activities for the year ended December 31, 2014, combined with borrowings from our Revolving Credit Facility of $269.0 million were primarily used to fund the Wholesale Acquisition, distributions to unitholders, capital expenditures and operating costs.
The increase in net cash from operating activities from 2012 to 2013 was primarily the result of the increase in net income as discussed above offset by changes in our working capital as disclosed in our Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012. The change in accounts payable and accrued liabilities was a matter of an increase in payables associated with the Mason Station pipeline project. Cash flows used in operating activities for the year ended December 31, 2013, combined with proceeds received from the Offering and capital received from an affiliate were primarily used to fund distributions to Western and capital expenditures and operating costs.

Capital Expenditures
Our capital requirements have consisted of and are expected to continue to consist of maintenance related capital expenditures and discretionary capital expenditures. We retained $75.7 million in cash generated by the Offering for growth capital planned for the next two to three years and used $51.0 million of this cash to partially fund the Wholesale Acquisition. Maintenance capital expenditures include expenditures required to maintain equipment reliability, tankage and pipeline integrity and safety, and to address environmental and other regulatory requirements. Discretionary capital expenditures include expenditures to acquire assets and expand existing facilities that increase throughput capacity of our pipelines and in our terminals or increase storage capacity at our storage facilities. We rely primarily upon external financing sources, including borrowings under our Revolving Credit Facility and the issuance of debt and equity securities, to fund any significant discretionary capital expenditures.
The following table presents the total annual expenditures by segment for the last three years:

	2014	2013	2012
	(In thousands)
Logistics	$14,457	$60,985	$25,725
Wholesale (1)	7,868	11,413	2,351
Total	$22,325	$72,398	$28,076

(1)	Wholesale capital spending for the period October 15, 2014 through December 31, 2014 was $2.0 million, primarily related to the truck-terminal improvements during December.
The following table summarizes the budgeted spending allocation between maintenance and discretionary projects for 2015:

	Logistics	Wholesale	Total
	(In thousands)
Maintenance	$10,000	$2,397	$12,397
Discretionary	25,000	6,769	31,769
Total	$35,000	$9,166	$44,166
Contractual Obligations
Information regarding our contractual obligations of the types described below as of December 31, 2014, is set forth in the following table:

	Payments Due by Period
	Totals	2015	2016 and 2017	2018 and 2019	2020 and Beyond
	(In thousands)
Long-term debt obligations (1)	$288,333	$5,084	$10,168	$273,081	$—
Operating lease obligations	21,493	8,050	10,920	2,198	325
Storage and distribution services agreement	982	530	452	—	—
Purchase obligations (2)	16,629	3,326	6,652	6,651	—
Total obligations	$327,437	$16,990	$28,192	$281,930	$325

(1)
Includes minimum principal payments and interest calculated using interest rates at December 31, 2014. On February 11, 2015, we used the proceeds from our $300.0 million 7.5% Senior Notes due 2023 to repay $269.0 million of then outstanding borrowings under our Revolving Credit Facility. See Note 14, Debt in the Notes to Consolidated Financial Statements included in this annual report.

(2)
Purchase obligations include agreements to buy a minimum volume per day of refined products from Western. We multiplied the minimum contract volumes by market pricing for gasoline and diesel fuel at December 31, 2014, to estimate the value of these commitments.

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
Environmental and Other Matters
Environmental Regulation. Our operations are subject to extensive and periodically changing federal, state and local laws, regulations and ordinances relating to the protection of the environment. Among other things, these laws and regulations govern the emission or discharge of pollutants into or onto the land, air and water, the handling and disposal of solid and hazardous wastes, the remediation of contamination and protection of endangered and threatened species. Compliance with existing and anticipated environmental laws and regulations increases our overall cost of business, including our capital costs to develop, maintain, operate and upgrade equipment and facilities. We believe our facilities are in substantial compliance with applicable environmental laws and regulations. However, these laws and regulations are subject to changes, or to changes in the interpretation of such laws and regulations, by regulatory authorities and continued and future compliance with such laws and regulations may require us to incur significant expenditures. Additionally, violation of environmental laws, regulations and permits can result in the imposition of significant administrative, civil and criminal penalties, injunctions limiting our operations, investigatory or remedial liabilities or construction bans or delays in the development of additional facilities or equipment. Additionally, a release of hydrocarbons or hazardous substances into the environment could, to the extent the event is not insured, subject us to substantial expenses, including costs to comply with applicable laws and regulations and to resolve claims by third parties for personal injury or property damage, or by the U.S. federal government or state governments for natural resources damages. These impacts could directly and indirectly affect our business and may have an adverse impact on our financial position, results of operations and liquidity. We cannot currently determine the amounts of such future impacts.
Environmental Liabilities. Western has been party to various litigation and contingent loss matters, including environmental matters, arising in the ordinary course of business. We cannot accurately predict the outcome of these matters. Historically, costs incurred by the Predecessor have not been material. We are not currently aware of any environmental or other asserted or unasserted claims against us or that involve our assets that would be expected to have a material effect on our financial condition, results of operations or cash flows. As part of the omnibus agreement, Western will indemnify us for certain environmental cleanup expenses.
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
Item 7A. Qualitative and Quantitative Disclosures about Market Risk
Market risk is the risk of loss arising from adverse changes in interest rates, exchange rates and commodity prices. We currently operate only in the United States and are therefore not exposed to foreign currency exchange rate risk. We have minimal direct exposure to risks associated with fluctuating commodity prices as it relates to our logistics business. We do not own the refined product or crude oil that is shipped through our pipelines, distributed through our terminals or held in our logistics storage facilities. Certain of our pipeline tariffs include a contractual loss allowance, calculated as a percentage of throughput volume multiplied by the quoted market price of the commodity being shipped. This loss allowance, which comprised 3.4% and 1.4% of total logistics revenues in 2014 an 2013, respectively, is more volatile than tariffs and terminalling fees, as it depends on and fluctuates with commodity prices. We do not mitigate this risk to our revenues by hedging this commodity price exposure. Our commercial logistics agreements with Western are indexed for inflation and are designed to substantially mitigate our exposure to increases in additive prices and the cost of other supplies used in our logistics business. We do not hedge our exposure to commodity risk related to imbalance gains and losses or other supply costs.
We carry wholesale refined product and lubricant inventories on our balance sheet for the period from the time of purchase of the motor fuels and lubricants from Western and third party suppliers to our sales to industry, wholesale and retail customers. During this period we are exposed to commodity price risk as it relates to motor fuel and lubricant price fluctuations. We hold fuel inventories for the time in transport from the products terminal to the customer location, typically less than a day. We hold lubricant inventories on average between one and two months. With these inventory holding periods, we believe market volatility will generally have minimal impact on our results of operations. We currently do not hedge against this commodity price risk. As of December 31, 2014, we had $14.5 million of lubricants and refined product inventory. A $0.01 change in the related commodity pricing would not have had a significant impact on our results of operations or cash flows.
Debt that we incur under our revolving credit facility bears interest at a variable rate and exposes us to interest rate risk. At December 31, 2014, we had $269.0 million outstanding in variable interest debt. If interest rates were to increase by 1%, annual interest expense would increase approximately $2.7 million, assuming the same principal amount remained outstanding during the year. Unless interest rates increase significantly in the future, our exposure to interest rate risk is minimal. We may use certain derivative instruments to hedge our exposure to variable interest rates. We do not currently have any hedges or forward contracts in place.

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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control-Integrated Framework. Based on its assessment, our management believes that, as of December 31, 2014, our internal control over financial reporting is effective based on those criteria.
Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on our internal control over financial reporting. This report appears on page 60 of this annual report.

Report of Independent Registered Public Accounting Firm

The Board of Directors of Western Refining Logistics, GP LLC and
Unitholders of Western Refining Logistics, LP
El Paso, Texas

We have audited the internal control over financial reporting of Western Refining Logistics, LP and subsidiaries (the "Company") as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management's Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014 of the Company and our report dated March 2, 2015 expressed an unqualified opinion on those financial statements and included an explanatory paragraph relating to the Wholesale Acquisition, which represented a transfer of assets between entities under common control resulting in the consolidated financial statements being retrospectively adjusted to present results as if the related assets had been owned historically.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona
March 2, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors of Western Refining Logistics, GP LLC and
Unitholders of Western Refining Logistics, LP
El Paso, Texas

We have audited the accompanying consolidated balance sheets of Western Refining Logistics, LP and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in partners’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Western Refining Logistics, LP and subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, on October 15, 2014 the Company acquired all of the outstanding limited liability company interests of Western Refining Wholesale, LLC (the “Wholesale Acquisition”), which owned substantially all of the southwest wholesale assets of Western Refining, Inc. As the Wholesale Acquisition represented the transfer of assets between entities under common control, the consolidated financial statements have been retrospectively adjusted to present results as if the related assets had been owned historically.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona
March 2, 2015

WESTERN REFINING LOGISTICS, LP
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$54,298	$84,004
Accounts receivable, net:
Affiliate	52,056	11,431
Third-party, net of a reserve for doubtful accounts of $107 and $0, respectively	54,785	496
Inventories	14,483	16,282
Prepaid expenses	8,276	6,810
Other current assets	2,550	1,048
Total current assets	186,448	120,071
Property, plant and equipment, net	182,545	178,765
Intangible assets, net	4,185	4,741
Other assets, net	5,095	3,466
Total assets	$378,273	$307,043
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Affiliate	$105,715	$7,680
Third-party	11,455	1,353
Accrued liabilities	19,197	4,018
Total current liabilities	136,367	13,051
Long-term liabilities:
Long-term debt, less current portion	269,000	—
Other liabilities	—	5
Total long-term liabilities	269,000	5
Commitments and contingencies
Equity (Deficit):
Division equity	—	60,635
Common unitholders - Public (15,823,408 and 15,812,500 units issued and outstanding, respectively)	327,592	326,151
Common unitholders - Western (8,158,592 and 6,998,500 units issued and outstanding, respectively)	(94,583)	(33,174)
Subordinated unitholders - Western (22,811,000 units issued and outstanding)	(260,103)	(59,625)
Total equity	(27,094)	293,987
Total liabilities and equity	$378,273	$307,043

Prior-period financial information has been retrospectively adjusted for the Wholesale Acquisition.
The accompanying notes are an integral part of these consolidated financial statements

WESTERN REFINING LOGISTICS, LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)

	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
			Predecessor
Revenues:
Affiliate	$1,011,575	$882,533	$852,310
Third-party	2,490,313	2,524,595	2,622,610
Total revenues	3,501,888	3,407,128	3,474,920
Operating costs and expenses:
Cost of products sold:
Affiliate	871,751	853,447	849,143
Third-party	2,373,168	2,426,270	2,529,944
Operating and maintenance expenses	142,398	135,307	115,374
General and administrative expenses	22,540	17,661	16,806
Loss (gain) and impairments on disposal of assets, net	157	—	(174)
Depreciation and amortization	17,372	15,970	14,315
Total operating costs and expenses	3,427,386	3,448,655	3,525,408
Operating income (loss)	74,502	(41,527)	(50,488)
Other income (expense):
Interest income	4	7	22
Interest expense and other financing costs	(1,851)	(213)	(40)
Amortization of loan fees	(523)	(109)	—
Other income, net	120	143	292
Net income (loss) before income taxes	72,252	(41,699)	(50,214)
Provision for income taxes	(459)	(95)	—
Net income (loss)	71,793	(41,794)	$(50,214)
Less net income (loss) attributable to Predecessor	18,801	(50,322)
Net income attributable to partners	$52,992	$8,528

Net income per limited partner unit:
Common - basic	$1.16	$0.19
Common - diluted	1.15	0.19
Subordinated - basic and diluted	1.15	0.19

Weighted average limited partner units outstanding:
Common - basic	23,059	22,811
Common - diluted	23,107	22,813
Subordinated - basic and diluted	22,811	22,811

Cash distributions declared per common unit	$1.1632	$—

Prior-period financial information has been retrospectively adjusted for the Wholesale Acquisition.
The accompanying notes are an integral part of these consolidated financial statements

WESTERN REFINING LOGISTICS, LP
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
(In thousands)

		Partnership

		Common -	Common -	Subordinated -
	Predecessor	Public	Western	Western	Total
Balance at December 31, 2011	$72,923	$—	$—	$—	$72,923
Net loss	(50,214)	—	—	—	(50,214)
Contributions from Predecessor affiliate	156,273	—	—	—	156,273
Balance at December 31, 2012	178,982	—	—	—	178,982
Net loss attributable to Predecessor	(50,322)	—	—	—	(50,322)
Contributions from Predecessor affiliate	113,317	—	—	—	113,317
Equity of Predecessor retained by affiliate	(34,829)	—	—	—	(34,829)
Contribution of property, plant and equipment	(146,513)	—	34,397	112,116	—
Proceeds from initial public offering, net of underwriters' discounts and commissions	—	325,263	—	—	325,263
Offering costs	—	(2,117)	—	—	(2,117)
Cash distribution to Western	—	—	(68,879)	(176,005)	(244,884)
Unit-based compensation expense	—	49	—	—	49
Net income attributable to partners	—	2,956	1,308	4,264	8,528
Balance at December 31, 2013	60,635	326,151	(33,174)	(59,625)	293,987
Net income attributable to Predecessor	18,801	—	—	—	18,801
Distributions to Predecessor affiliate	(21,068)	—	—	—	(21,068)
Allocation of net investment of Wholesale Acquisition	(60,870)	—	14,291	46,579	—
Consideration paid for Wholesale Acquisition	—	—	(75,128)	(244,872)	(320,000)
Offering costs	—	66	—	—	66
Unit-based compensation expense	—	1,564	—	—	1,564
Distributions to partners declared of $1.1632 per unit	—	(18,394)	(8,508)	(26,534)	(53,436)
Net income attributable to partners	—	18,205	8,525	26,262	52,992
Other	2,502	—	(589)	(1,913)	—
Balance at December 31, 2014	$—	$327,592	$(94,583)	$(260,103)	$(27,094)

Prior-period financial information has been retrospectively adjusted for the Wholesale Acquisition.
The accompanying notes are an integral part of these consolidated financial statements

WESTERN REFINING LOGISTICS, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$71,793	$(41,794)	$(50,214)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	17,372	15,970	14,315
Reserve for doubtful accounts	88	—	—
Amortization of loan fees	523	109	—
Unit-based compensation expense	1,564	49	—
Loss (gain) and impairments on disposal of assets, net	157	—	(174)
Changes in operating assets and liabilities:
Accounts receivable - Third-party	(54,377)	(105)	(290)
Accounts receivable - Affiliate	(40,625)	(11,431)	—
Inventories	1,799	(2,585)	(1,365)
Prepaid expenses	(1,466)	769	17,342
Other assets	(1,547)	(501)	1,081
Accounts payable and accrued liabilities	122,741	6,912	(109,158)
Other long-term liabilities	(5)	5	(24)
Net cash provided by (used in) operating activities	118,017	(32,602)	(128,487)
Cash flows from investing activities:
Capital expenditures	(22,325)	(72,398)	(28,076)
Distributions to Predecessor affiliate	(21,068)	—	—
Proceeds from sale of assets	106	36	291
Net cash used in investing activities	(43,287)	(72,362)	(27,785)
Cash flows from financing activities:
Borrowings on revolving credit facility	269,000	—	—
Quarterly distribution to Western	(35,042)	—	—
Quarterly distribution to non-controlling interest holders	(18,394)	—	—
Proceeds from issuance of common units, net of underwriters' discount and commissions	—	325,263	—
Offering costs for issuance of common units	—	(2,117)	—
Deferred financing costs	—	(2,616)	—
Contributions from affiliate	—	113,317	156,273
Distribution to Western due to acquisitions	(320,000)	(244,884)	—
Net cash provided by (used in) financing activities	(104,436)	188,963	156,273
Net change in cash and cash equivalents	(29,706)	83,999	1
Cash and cash equivalents at beginning of year	84,004	5	4
Cash and cash equivalents at end of year	$54,298	$84,004	$5
Supplemental disclosure of cash flow information:
Income taxes paid	1	—	—
Interest paid	1,837	—	—
Supplemental disclosure of non-cash investing and financing activities:
Contribution of net assets from affiliate	$60,870	$146,513	$—
Contribution of common units to Western	40,000	—	—
Net assets of Predecessor retained by affiliate	—	(34,829)	—
Underwriting discounts and commissions	—	(22,612)	—
Accrued capital expenditures	1,363	(341)	1,036
Other	(2,502)	—	—

Prior-period financial information has been retrospectively adjusted for the Wholesale Acquisition.
The accompanying notes are an integral part of these consolidated financial statements

WESTERN REFINING LOGISTICS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation
Western Refining Logistics, LP ("WNRL" or the "Partnership") is a Delaware limited partnership formed in July 2013 by Western Refining Logistics GP, LLC ("WRGP" or the "General Partner"), our general partner. WRGP is owned 100% by Western Refining, Inc. ("Western") and holds all of the non-economic general partner interests in WNRL. On October 16, 2013, we completed our initial public offering (the "Offering") of 15,812,500 common units representing limited partner interests. Upon completion of the Offering, Western and its subsidiaries, collectively held a 65.3% limited partner interest in WNRL, with the remaining 34.7% limited partner interest being held by public unitholders. See Note 3, Initial Public Offering, for further discussion.
WNRL is principally a fee-based growth-oriented partnership that was formed to own, operate, develop and acquire logistics and related assets and businesses to include terminals, storage tanks, pipelines and other logistics assets related to the terminalling, transportation, storage and distribution of crude oil and refined products. WNRL's assets include approximately 300 miles of pipelines, approximately 8.0 million barrels of active storage capacity, distribution of wholesale petroleum products and crude oil trucking.
On October 15, 2014, we acquired all of the outstanding limited liability company interests of Western Refining Wholesale, LLC (“WRW”), which owned substantially all of Western’s wholesale assets in the Southwest U.S. We acquired these interests pursuant to a Contribution, Conveyance and Assumption Agreement, dated September 25, 2014, as amended (the “Contribution Agreement”), by and among us, Western, Western Refining Southwest, Inc., a wholly-owned indirect subsidiary of Western ("WRSW"), and our general partner, in exchange for consideration of $320 million in cash and the issuance of 1,160,092 additional common units. We funded the cash payment through $269 million in new borrowings under our revolving credit facility and $51 million from cash on hand. The issuance of these additional units to Western increased Western's limited partner interest in WNRL to 66.2%. We refer to this transaction as the "Wholesale Acquisition".
Our operations include two business segments: the logistics segment and the wholesale segment. See Note 5, Segment Information, for further discussion of our business segments.
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for financial information and with the instructions to Form 10-K and Article 10 of Regulation S-X as it relates to quarterly information included in Note 22, Quarterly Financial Information (Unaudited). We have not reported comprehensive income due to the absence of items of other comprehensive income or loss during the periods presented.
The financial statements presented in this Annual Report on Form 10-K include the consolidated financial results of our accounting predecessor for the contributed logistics assets (the "WNRL Predecessor"), prior to October 16, 2013, the consolidated financial results of our accounting predecessor for the WRW assets prior to October 15, 2014, and the consolidated financial results of WNRL for the period beginning October 16, 2013, the date of the Offering. The balance sheet as of December 31, 2014, presents solely the consolidated financial position of WNRL.
We recorded the purchase of WRW's assets at Western's historical book value, which was required for accounting purposes to treat the purchase as a reorganization of entities under common control. The information contained herein for the WNRL Predecessor and WNRL has been retrospectively adjusted, to include the historical results of the WRW assets acquired, for periods prior to the effective date of the transaction. Our financial information includes the historical results of the WNRL Predecessor, retrospectively adjusted due to the Wholesale Acquisition, collectively our "Predecessor," for periods prior to October 16, 2013, and the results of WNRL, beginning October 16, 2013, the date WNRL commenced operations, which have also been retrospectively adjusted.

2. Summary of Accounting Policies

Common Control Transactions
Businesses acquired from Western and its subsidiaries are accounted for as common control transactions whereby the net assets acquired are combined with ours at their historical costs. During the subordination period, any recognized consideration transferred in such a transaction that exceeds or is below the carrying value of the net assets acquired is treated as a capital distribution or contribution to/from our General Partner, as applicable. If the carrying value of the net assets acquired exceeds any recognized consideration transferred including, if applicable, the fair value of any limited partner units issued, then that

WESTERN REFINING LOGISTICS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

excess is treated as a capital contribution from our General Partner. To the extent that such transactions require prior periods to be recast, historical net equity amounts prior to the transaction date are reflected in “Net Investment.”
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
Inventories
Our lubricant and refined product inventories are determined using the first-in, first-out (“FIFO”) inventory valuation method. All lubricant inventories are purchased from third parties. Refined product inventories are purchased from either Western’s refineries or from third parties.
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
Depreciation is provided on the straight-line method at rates based upon the estimated useful lives of the various classes of depreciable assets. The lives used in computing for such assets are as follows:

Wholesale Facilities and equipment	3	—	20	years
Buildings and improvements	3	—	25	years
Pipeline and related assets	5	—	20	years
Terminals and related assets	5	—	20	years
Asphalt plant, terminals and related assets	5	—	30	years
Leasehold improvements are depreciated on the straight-line method over the shorter of the lease term or the improvement’s estimated useful life.
Expenditures for periodic maintenance and repair costs are expensed when incurred. Such expenses are reported in operating and maintenance expenses in our Consolidated Statements of Operations.
Intangible Assets
Intangible assets, net, consist of amortizable intangible assets, net of accumulated amortization. These intangible assets are comprised of customer relationships. We amortize our intangible assets over their estimated economic useful lives. We consider factors such as the asset’s history, our plans for that asset and the market for products associated with the asset when the intangible asset is acquired.
Amortizable intangible assets must be tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. Amortizable intangible assets are not recoverable if their carrying amount exceeds the sum of the undiscounted cash flows expected to result from their use and eventual disposition. If an amortizable intangible asset is not recoverable, an impairment loss is recognized in an amount that its carrying amount exceeds its fair value, generally based on discounted estimated net cash flows.
In order to test amortizable intangible assets for recoverability, management must make estimates of projected cash flows related to the asset being evaluated that include, but are not limited to, assumptions about the use or disposition of the asset, its estimated remaining life and future expenditures necessary to maintain its existing service potential. In order to determine fair value, management must make certain estimates and assumptions including, among other things, an assessment of market conditions, projected volumes, margins, cash flows, investment rates, interest/equity rates and growth rates, that could significantly impact the fair value of the asset being tested for impairment.
The risk of intangible asset impairment losses may increase to the extent that our results of operations or cash flows decline. Impairment losses may result in a material, non-cash write-down of intangible assets. Furthermore, impairment losses could have a material effect on our results of operations and shareholders’ equity.

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
Revenue Recognition
We recognize revenue for crude oil and refined petroleum product pipeline transportation based on the delivery of actual volumes transported at agreed upon tariff rates and for crude oil and refined petroleum product terminalling and storage as performed based on contractual rates related to throughput volumes or cost-plus-margin arrangements. We derived a substantial portion of our revenue from our sales to Western, and the agreed upon rates do not necessarily reflect market rates for the historical periods presented. Prior to the Offering our assets were a part of the integrated operations of Western. The Predecessor generally recognized only the costs and did not record revenue associated with the transportation, terminalling or storage services provided to Western on an intercompany basis. Accordingly, the revenues in the Predecessor’s historical consolidated financial statements relate only to amounts received from third parties for these services and minimum amounts required to be recorded for Western for regulatory purposes. Following the closing of the Offering, our revenues were generated by existing third-party contracts and from the commercial agreements with Western. This resulted in significantly higher revenues following the Offering.
We record billings to Western for obligations under its monthly minimum volume commitments for our logistics and wholesale commercial agreements (shortfall payments) as deferred revenue, provided that Western has the right to receive future services for these billings. The balance of deferred revenue in our consolidated balance sheets as of December 31, 2014 and 2013, includes $6.8 million from our logistics and wholesale segments and $2.6 million from our logistics segment, respectively, related to shortfall billings. We recognize the revenue as of the earlier of:

•	the customer receiving the future services provided by these billings;

•	the expiration of the period in which the customer is contractually allowed to receive the services (contractually stipulated as twelve months); or

•	the determination that future services will not be required.
Our sales to Western accounted for approximately 28.9%, 25.9% and 24.5%, respectively, of our consolidated net sales for the years ended December 31, 2014, 2013 and 2012. These percentages are not comparable as Western did not charge for the Predecessor's intercompany gathering, pipeline transportation, terminalling and storage services prior to the completion of the Offering.
We record revenues for products sold upon delivery of the products to customers, the point at which title is transferred, the customer has the assumed risk of loss and when payment has been received or collection is reasonably assured. We record freight revenues for crude oil and refined petroleum product transportation based on the delivery of actual volumes transported at agreed upon rates. Transportation, shipping and handling costs incurred are included in cost of products sold. Excise and other taxes collected from customers and remitted to governmental authorities are not included in revenues or cost of products sold.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Cost Classifications
Cost of products sold includes the cost of fuel and lubricants, transportation and distribution costs, service parts and labor. Prior to September 2012, cost of products sold also included realized gains and losses related to our commodity hedging activities.
Operating and maintenance expenses include direct costs of labor, maintenance materials and services, natural gas, additives, utilities and other direct operating expenses. Operating and maintenance expenses also include insurance expense and property taxes.
Unit-Based Compensation
Our general partner provides unit-based compensation to officers, non-employee directors and employees of our general partner or its affiliates. The fair value of our phantom units are measured based on the fair market value of the underlying common unit on the date of grant based on the closing price of our common units on the grant date. The estimated fair value of our phantom units is amortized over the vesting period using the straight-line method. Awards vest over a one or three year service period. The phantom unit awards may be settled in common units, cash or a combination of both at the option of the compensation committee of the board of directors. Expenses related to unit-based compensation are included in general and administrative expenses.
Financial Instruments and Fair Value
Financial instruments that potentially subject us to concentrations of credit risk primarily consist of accounts receivable. We believe that our credit risk is minimized as a result of the credit quality of our customer base. See Note 17, Concentration Risk for further information. The carrying amounts of cash and cash equivalents, which we consider Level 1 assets, approximated their fair values at December 31, 2014 and 2013, respectively, due to their short-term maturities.
Asset Retirement Obligations
We are required to recognize certain obligations for the retirement of our tangible long-lived assets that result from acquisition, construction, development and normal operation. A retirement obligation exists if a party is required to settle an obligation as a result of an existing or enacted law, statute, ordinance or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. We record the fair value of a liability for an asset retirement obligation (“ARO”) in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in the ARO due to the passage of time is recorded as an operating expense (accretion expense).
We currently have no such retirement obligations. We will continue to assess whether or not we would be required to record an ARO based upon changes in facts or circumstances.
Environmental and Other Loss Contingencies
We record liabilities for loss contingencies, including environmental remediation costs when such losses are probable and can be reasonably estimated. Loss contingency accruals, including those for environmental remediation are subject to revision as further information develops or circumstances change and such accruals can take into account the legal liability of other parties. Where the available information is sufficient to estimate the amount of liability, that estimate is used. Where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than another, the lower end of the range is used. We do not have any environmental loss contingencies accrued presently.
Under the omnibus agreement, Western indemnifies us for all known and certain unknown environmental liabilities that are associated with the ownership or operation of our assets and due to occurrences on or before the closing of our initial public offering (see Note 3, Initial Public Offering). Under the Contribution Agreement, Western agreed to indemnify us with respect to liabilities related to certain historical assets and operations of WRW that were not contributed to us in the Wholesale

WESTERN REFINING LOGISTICS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Acquisition. In addition, Western made certain representations and warranties regarding the assets of WRW, including with respect to environmental matters, and agreed to indemnify us for breaches of those representations and warranties, subject to specified deductibles, caps and other limitations.
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
Recent changes in the Accounting Standards Codification ("ASC") related to the accounting and reporting requirements for disposals when such disposal represents a strategic shift that will have a significant impact on the entity’s operations and financial results are effective January 1, 2015. Among other new disclosure requirements, an entity will be required to make certain disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. These new requirements will be applied prospectively. Our adoption of these changes is not expected to have a material impact on our financial position, results of operations or cash flows.
The ASC accounting provisions covering the recognition and reporting of revenues were amended to remove inconsistencies in revenue requirements and to provide a more complete framework for addressing revenue issues across a broad range of industries and transaction types. The revised standard’s core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. These provisions are effective January 1, 2017, and are to be applied retrospectively, with early adoption not permitted. We do not expect the adoption of this guidance to materially affect our financial position, results of operations or cash flows.
New provisions under the ASC that cover reporting entities required to evaluate whether certain legal entities should be consolidated will become effective for interim and annual periods beginning on or after December 15, 2015. We do not expect the adoption of these new provisions to materially affect our financial position, results of operations or cash flows.
New provisions under the ASC that require management of an entity to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and to provide related footnote disclosures will become effective for annual periods beginning after December 15, 2016, and interim periods thereafter with early application permitted. The changed requirements are intended to reduce diversity in the timing and content of footnote disclosures. We do not expect the adoption of these new provisions to materially affect our financial position, results of operations or cash flows as they only affect future disclosures.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
On October 16, 2013, Western conveyed the following assets at historical cost (the "Contributed Assets") to WNRL:

•
Pipeline and gathering assets consisting of crude oil pipelines and gathering systems located in or near the Delaware Basin in the Permian Basin area of West Texas and Southern New Mexico (the "Delaware Basin") and in the Four Corners area of Northwestern New Mexico. These assets serve as a source of crude oil supply to Western’s El Paso Refinery and Gallup Refinery.

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
In connection with the Offering, we entered into a credit agreement that provides for a $300.0 million senior secured revolving credit facility that is available to fund working capital, acquisitions, distributions, capital expenditures and for other general partnership purposes. See Note 14, Debt for further detail.
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

4. Acquisitions
On October 15, 2014 (the "Closing Date"), under the terms of the Contribution Agreement, WNRL purchased all of the outstanding limited liability company interests of WRW from WRSW, in exchange for $320 million of cash and 1,160,092 common units representing limited partner interests in WNRL. The issuance of these units to Western increased Western's limited partner interest in WNRL to 66.2%. We funded the cash consideration through $269 million in new borrowings under the Revolving Credit Facility and $51 million from cash on hand.
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
We entered into the following agreements that have initial ten year terms with Western in connection with the Contribution Agreement:

•
Product Supply Agreement – Western supplies and we purchase approximately 79,000 barrels per day of refined products for sale to our wholesale customers. The agreement includes product pricing based upon OPIS or Platts.

•
Fuel Distribution and Supply Agreement – Western has agreed to purchase a minimum of 645,000 barrels per month of branded and unbranded motor fuels for its retail and cardlocks at a price equal to our product cost at each terminal, plus actual transportation costs, plus a margin of $0.03 per gallon. Under the Fuel Distribution Agreement, a subsidiary of Western is obligated to offer us the first opportunity to satisfy all of its incremental branded and unbranded motor fuel requirements.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

•
Crude Oil Trucking Transportation Services Agreement – Western has agreed to utilize our crude oil trucks to haul a minimum of 1.525 million barrels of crude oil each month. Western pays a flat rate per barrel based on the distance between the applicable pick-up and delivery points plus monthly fuel adjustments and customary applicable surcharges.

5. Segment Information
We recorded the acquisition of WRW's assets at Western's historical book value as the purchase was considered a reorganization of entities under common control. The information contained herein for the WNRL Predecessor and WNRL has been retrospectively adjusted, to include the historical results of the WRW assets acquired, for periods prior to the effective date of the transaction. Our financial information includes the historical results of the WNRL Predecessor, retrospectively adjusted due to the Wholesale Acquisition, collectively our "Predecessor," for periods prior to October 16, 2013, and the results of WNRL, beginning October 16, 2013, the date WNRL commenced operations, which have also been retrospectively adjusted.
Our operations are organized into two operating segments based on marketing criteria and the nature of our products and services and our types of customers. These segments are logistics and wholesale.
Logistics. Our pipeline and gathering assets are strategically positioned to support crude oil supply options for Western’s El Paso and Gallup Refineries as well as third parties and consist of crude oil pipelines and gathering assets located primarily in the Delaware Basin and in the Four Corners area of Northwestern New Mexico. These systems gather and transport crude oil by pipeline from various production locations to Western’s refineries utilizing approximately 300 miles of pipeline; 31 crude oil storage tanks with a total combined active shell storage capacity of approximately 620,000 barrels; eight truck loading and unloading locations; and 14 pump stations.
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
Wholesale. Our wholesale segment includes the operations of several lubricant and bulk petroleum distribution plants, and a fleet of crude oil and refined product and lubricant delivery trucks. Our wholesale segment distributes commercial wholesale petroleum products primarily in Arizona, California, Colorado, Nevada, New Mexico and Texas. The wholesale segment purchases petroleum fuels and lubricants from Western's refining segment and from third-party suppliers.
Segment Accounting Principles. Operating income for each segment consists of net revenues less cost of products sold; direct operating expenses; selling, general and administrative expenses; net impact of the disposal of assets; maintenance turnaround expense and depreciation and amortization. Cost of products sold includes net realized and unrealized gains and losses related to our commodity hedging activities and reflects current costs.
Activities of our business that are not included in the two segments mentioned above are included in the "Other" category. These activities consist primarily of corporate staff operations and other items that are not specific to the normal business of any one of our two operating segments.
The total assets of each segment consist primarily of cash and cash equivalents; inventories; net accounts receivable; net property, plant and equipment, net intangible assets and net other assets directly associated with the individual segment’s operations. Included in the total assets of the corporate operations are cash and cash equivalents; various net accounts receivable; prepaid expenses; other current assets; net deferred income tax items; net property, plant and equipment and other long-term assets.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Disclosures regarding our reportable segments with reconciliations to consolidated totals for the three years ended December 31, 2014, are presented below:

	Year Ended December 31, 2014
	Logistics	Wholesale	Other	Consolidated

Revenues: Third-party	$2,718	$2,487,595	$—	$2,490,313
Revenues: Affiliate	137,986	873,589	—	1,011,575
Operating income (loss)	$56,928	$28,234	$(10,660)	74,502
Other income (expense), net				(2,250)
Income before income taxes				$72,252

Depreciation and amortization	$13,479	$3,893	$—	$17,372
Capital expenditures	14,457	7,868	—	22,325
Total assets at December 31, 2014	159,643	160,158	58,472	378,273

	Year Ended December 31, 2013
	Logistics	Wholesale	Other	Consolidated

Revenues: Third-party	$1,743	$2,522,852	$—	$2,524,595
Revenues: Affiliate	29,086	853,447	—	882,533
Operating income (loss)	$(57,410)	$20,790	$(4,907)	(41,527)
Other income (expense), net				(172)
Income before income taxes				$(41,699)

Depreciation and amortization	$13,042	$2,928	$—	$15,970
Capital expenditures	60,985	11,413	—	72,398
Total assets at December 31, 2013	245,539	61,504	—	307,043

	Year Ended December 31, 2012
	Logistics	Wholesale	Other	Consolidated

Revenues: Third-party	$678	$2,621,932	$—	$2,622,610
Revenues: Affiliate	3,167	849,143	—	852,310
Operating income (loss) (1)	$(69,251)	$23,974	$(5,211)	(50,488)
Other income (expense), net				274
Income before income taxes				$(50,214)

Depreciation and amortization	$11,620	$2,695	$—	$14,315
Capital expenditures	25,725	2,351	—	28,076
Total assets at December 31, 2012	135,331	50,131	—	185,462

(1)
The effect of our economic hedging activity is included within operating income of our wholesale segment as a component of cost of products sold. Wholesale cost of products sold include $23.6 million in net realized economic hedging losses for the year ended December 31, 2012.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6. Earnings Per Unit
Net income per unit is calculated for the Partnership only for periods after the Offering as no units were outstanding prior to October 16, 2013. Earnings in excess of distributions are allocated to the limited partners based on their respective ownership interests. Payments made to our unitholders are determined in relation to actual distributions declared and are not based on the net income allocations used in the calculation of net income per unit.
Diluted net income per unit includes the effects of potentially dilutive units of our common units that consist of unvested phantom units. These units are non-participating securities due to the forfeitable nature of their associated distribution equivalent rights, prior to vesting, and we do not consider the units in the two-class method when calculating the net income per unit. Basic and diluted net income per unit applicable to subordinated limited partners are the same because there are no potentially dilutive subordinated units outstanding.
In addition to the common and subordinated units, we have also identified the general partner interest and incentive distribution rights as participating securities and use the two-class method when calculating the net income per unit applicable to limited partners that is based on the weighted-average number of common units outstanding during the period. As of December 31, 2014, there were no incentive distribution right payments to our general partner.
The calculation of net income per unit for the year ended December 31, 2014, and the period subsequent to the Offering in 2013 is as follows:

	Period Ended December 31,
	2014	2013
	(In thousands, except per unit data)
Net income attributable to partners	$52,992	$8,528
Limited partners' distributions on common units	(26,902)	—
Limited partners' distributions on subordinated units	(26,534)	—
Distributions less than (greater than) earnings	$(444)	$8,528

Limited partners' earnings on common units:
Distributions	$26,902	$—
Allocation of distributions less than (greater than) earnings	(223)	4,264
Total limited partners' earnings on common units	$26,679	$4,264

Limited partners' earnings on subordinated units:
Distributions	$26,534	$—
Allocation of distributions less than (greater than) earnings	(221)	4,264
Total limited partners' earnings on subordinated units	$26,313	$4,264

Weighted average limited partner units outstanding:
Common units - basic	23,059	22,811
Common units - diluted	23,107	22,813
Subordinated units - basic and diluted	22,811	22,811

Net income per limited partner unit:
Common - basic	$1.16	$0.19
Common - diluted	1.15	0.19
Subordinated - basic and diluted	1.15	0.19

WESTERN REFINING LOGISTICS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7. Inventories
Inventories were as follows:

	December 31,
	2014	2013
	(In thousands)
Lubricants	$14,241	$16,032
Refined products	242	250
Inventories	$14,483	$16,282

8. Prepaid Expenses
Prepaid expenses were as follows:

	December 31,
	2014	2013
	(In thousands)
Prepaid inventories	$4,468	$2,972
Prepaid insurance and other	3,808	3,838
Prepaid expenses	$8,276	$6,810

9. Other Current Assets
Other current assets were as follows:

	December 31,
	2014	2013
	(In thousands)
Excise and other taxes receivable	$1,508	$—
Material and chemical inventories	986	1,048
Exchange and other receivables	56	—
Other current assets	$2,550	$1,048

10. Property, Plant and Equipment, Net
Property, plant and equipment, net was as follows:

	December 31, 2014	December 31, 2013
	(In thousands)
Buildings and improvements	$31,444	$28,241
Pipelines and related assets	77,445	71,103
Terminals and related assets	109,286	103,361
Asphalt plant, terminals and related assets	23,007	22,714
Wholesale and related assets	30,065	24,592
	271,247	250,011
Accumulated depreciation	(99,651)	(84,297)
	171,596	165,714
Construction in progress	10,949	13,051
Property, plant and equipment, net	$182,545	$178,765

WESTERN REFINING LOGISTICS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Depreciation expense was $16.8 million, $15.4 million and $13.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.
11. Intangible Assets, Net
Our intangible assets consist of customer relationships. A summary of our intangible assets, net is presented in the table below:

	December 31,
	2014	2013
	(In thousands)
Gross carrying value	$7,551	$7,551
Accumulated amortization	(3,366)	(2,810)
Intangible assets, net	$4,185	$4,741
Intangible asset amortization expense was $0.6 million for the years ended December 31, 2014, 2013 and 2012 based upon estimates of useful lives ranging from 7 to 15 years. The weighted average amortization period as of December 31, 2014 and 2013 was 7.5 and 8.5 years, respectively.
Estimated amortization expense for the next five fiscal years is as follows (in thousands):

2015	$556
2016	556
2017	556
2018	556
2019	556

12. Other Assets
Other assets, net of amortization, were as follows:

	December 31,
	2014	2013
	(In thousands)
Unamortized loan fees	$1,984	$2,507
Notes receivable	1,493	909
Other	1,618	50
Other assets, net of amortization	$5,095	$3,466

13. Accrued Liabilities
Accrued liabilities were as follows:

	December 31, 2014	December 31, 2013
	(In thousands)
Excise and other taxes	$7,203	$186
Deferred revenue - Western	6,779	2,589
Payroll and related costs	2,497	—
Property taxes	1,360	295
Branding	602	819
Environmental reserves	—	33
Other	756	96
Accrued liabilities	$19,197	$4,018

WESTERN REFINING LOGISTICS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

14. Debt
Revolving Credit Facility
Our $300.0 million senior secured Revolving Credit Facility matures on October 16, 2018. We have the ability to increase the total commitment of our Revolving Credit Facility by up to $200.0 million for a total facility size of up to $500.0 million, subject to receiving increased commitments from lenders and to the satisfaction of certain conditions. The Revolving Credit Facility includes a $25.0 million sub-limit for standby letters of credit and a $10.0 million sub-limit for swing line loans. Obligations under the Revolving Credit Facility and certain cash management and hedging obligations are guaranteed by all of our subsidiaries and are secured by a first priority lien on substantially all of our and our subsidiaries' significant assets. Our creditors under the Revolving Credit Facility have no recourse to Western's assets. Borrowings under our Revolving Credit Facility bear interest at either a base rate plus an applicable margin ranging from 0.75% to 1.75%, or at LIBOR plus an applicable margin ranging from 1.75% to 2.75%. The applicable margin will vary based on our Consolidated Total Leverage Ratio, as defined in the Revolving Credit Facility. On October 15, 2014, to fund a portion of the cash payment to purchase the outstanding limited liability company interests of WRW from Western, we borrowed $269.0 million under our Revolving Credit Facility. As of December 31, 2014, the availability under the WNRL Revolving Credit Facility was $31.0 million. We had direct borrowings of $269.0 million and no swing line borrowings and no letters of credit outstanding under our Revolving Credit Facility as of December 31, 2014. The estimated fair value of the Revolving Credit Facility approximates its carrying amount.
The Revolving Credit Facility contains covenants that limit or restrict our ability to make cash distributions. We are required to maintain certain financial ratios, each tested on a quarterly basis for the immediately preceding four quarter period.
7.5% Senior Notes
On February 11, 2015, we entered into an Indenture (the “Indenture”) among the Partnership, WNRL Finance Corp., a Delaware corporation and wholly-owned subsidiary of the Partnership (“Finance Corp.” and together with the Partnership, the “Issuers”), the Guarantors named therein and U.S. Bank National Association, as trustee (the “Trustee”) under which the Issuers issued $300.0 million in aggregate principal amount of 7.5% Senior Notes due 2023. The Partnership will pay interest on the Notes semi-annually in cash in arrears on February 15 and August 15 of each year, beginning on August 15, 2015. The Notes will mature on February 15, 2023. Proceeds from the 7.5% Senior Notes were used to repay $269.0 million of then outstanding borrowings under our Revolving Credit Facility.
The Indenture contains covenants that limit WNRL’s and its restricted subsidiaries’ ability to, among other things: (i) incur, assume or guarantee additional indebtedness or issue preferred units, (ii) create liens to secure indebtedness, (iii) pay distributions on equity securities, repurchase equity securities or redeem subordinated indebtedness, (iv) make investments, (v) restrict distributions, loans or other asset transfers from the Partnership’s restricted subsidiaries, (vi) consolidate with or merge with or into, or sell substantially all of the Partnership’s properties to, another person, (vii) sell or otherwise dispose of assets, including equity interests in subsidiaries and (viii) enter into transactions with affiliates. These covenants are subject to a number of important limitations and exceptions. The Indenture also provides for events of default, which, if any of them occurs, would permit or require the principal, premium, if any, and interest on all the then outstanding Notes to be due and payable immediately.
15. Equity
We had 15,823,408 common units held by the public outstanding as of December 31, 2014. Western owns 8,158,592 common units and 22,811,000 of our subordinated units constituting a total ownership interest of 66.2%. The Offering transactions were allocated in accordance with agreements signed concurrently with the Offering and the pro-rata ownership of the units held by Western. During 2014, WNRL issued 1,160,092 common units to Western in connection with the Wholesale Acquisition. In accordance with our partnership agreement, Western's subordinated units will convert to common units once we have met specified distribution targets and successfully completed other tests set forth in the partnership agreement.
Issuance of Additional Interests
Our partnership agreement authorizes us to issue additional partnership interests for the consideration and on the terms and conditions determined by our general partner without the approval of the unitholders. We may fund future acquisitions through the issuance of additional common units, subordinated units or other partnership interests. Holders of any additional common units we issue will be entitled to share proportionally in accordance with their respective percentage interests with the then-existing common unitholders in our distributions of available cash. See Note 16, Equity-Based Compensation, for further information.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The table below summarizes our 2014 quarterly distribution declarations, payments and scheduled payments through February 27, 2015:

	2014
	Declaration Date	Record Date	Payment Date	Distribution per Common and Subordinated Unit
First quarter	May 2	May 16	May 26	$0.2975
Second quarter	August 1	August 15	August 25	0.3075
Third quarter	October 31	November 14	November 24	0.3175
Fourth quarter	January 30	February 13	February 23	0.3325
Total				$1.2550

WESTERN REFINING LOGISTICS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

16. Equity-Based Compensation
Our general partner's board of directors adopted the Western Refining Logistics, LP 2013 Long-Term Incentive Plan (the "LTIP") in connection with the completion of the Offering. The LTIP is for the benefit of employees, consultants and non‑employee directors of our general partner and its affiliates. Awards granted under the LTIP vest over a scheduled vesting period and their market value at the date of the grant is amortized over the vesting period on a straight-line basis.
As of December 31, 2014, there were 4.2 million phantom units reserved for future grants under the WNRL LTIP.
The fair value of the phantom units is determined based on the closing price of WNRL common units on the grant date. The estimated fair value of the phantom units is amortized on a straight-line basis over the scheduled vesting periods of individual awards. WNRL incurred unit-based compensation expense of $1.6 million for the year ended December 31, 2014 and a nominal amount for the year ended December 31, 2013.
The fair value at grant date of non-vested phantom units outstanding as of December 31, 2014, was $7.9 million. The aggregate intrinsic value of such phantom units was $8.5 million. Total unrecognized compensation cost related to our non-vested phantom units totaled $6.6 million as of December 31, 2014, that is expected to be recognized over a weighted-average period of approximately 4.16 years.
A summary of WNRL's unit award activity for the year ended December 31, 2014, is set forth below:

	Number of Phantom Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2012	—	$—
Awards granted	10,908	22.00
Awards vested	—	—
Awards forfeited	—	—
Unvested at December 31, 2013	10,908	22.00
Awards granted	293,810	28.52
Awards vested	(10,908)	22.00
Awards forfeited	(13,559)	33.02
Unvested at December 31, 2014	280,251	28.30

17. Concentration Risk
We are part of the consolidated operations of Western, and we derive a substantial portion of our revenue from transactions with Western and its affiliates. Western accounted for approximately 28.9%, 25.9% and 24.5%, respectively, of our consolidated revenues for the years ended December 31, 2014, 2013 and 2012. These percentages are not comparable as Western did not charge for the Predecessor's services in prior years. Prior to the completion of the Offering, our Predecessor did not record all revenues for intercompany gathering, pipeline transportation, terminalling and storage services.
We sell a variety of refined products to a diverse customer base. Sales to Kroger Company accounted for 23.0%, 27.1%, and 26.2% of consolidated net sales for the years ended December 31, 2014, 2013 and 2012, respectively. Sales to Western’s retail group accounted for 23.6%, 24.2% and 23.8% of consolidated net sales for the years ended December 31, 2014, 2013 and 2012, respectively. Sales of finished product to Western’s retail segment were historically at no margin.
See Note 21, Related Party Transactions, for detailed information on our agreements with Western.
18. Income Taxes
We are not a taxable entity for United States federal income tax purposes or for the majority of states that impose an income tax. Taxes on our net income generally are borne by our partners through the allocation of taxable income. The aggregate difference in the basis of our net assets for financial and tax reporting purposes cannot be readily determined as we do not have access to information about each partner’s tax attributes in us. Our income tax expense results from state laws that apply to entities organized as partnerships, primarily in the state of Texas. Prior to the Offering, we had no taxable operations in the state of Texas. After the Offering, our income tax expense was $0.5 million and $0.1 million for the periods ended

WESTERN REFINING LOGISTICS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

December 31, 2014 and 2013, respectively. Our effective tax rate for the periods ended December 31, 2014 and 2013 was 0.6% and 0.2%, respectively.
As of December 31, 2014 and 2013, we had no unrecognized tax benefit liability. No interest or penalties were recognized related to income taxes during the years ended December 31, 2014, 2013 and 2012.
19. Commitments
We have commitments under various operating leases with initial terms greater than one year for machinery and facilities. These leases have terms that will expire on various dates through 2025. We expect that in the normal course of business, these leases will be renewed or replaced by other leases. Rent expense for operating leases that provide for periodic rent escalations or rent holidays over the term of the lease is recognized on a straight-line basis. We also have commitments to purchase minimum volumes of refined product from Western under our Commercial Agreements with Western.
The following table presents our annual minimum rental payments under non-cancelable operating leases that have lease terms of one year or more as of December 31, 2014 (in thousands):

2015	$8,050
2016	6,560
2017	4,360
2018	1,621
2019	577
2020 and thereafter	325
$21,493
Total rental expense was $8.8 million, $6.4 million and $6.2 million for the years ended December 31, 2014, 2013 and 2012, respectively. Contingent rentals and subleases were not significant in any year.

20. Contingencies
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

21. Related Party Transactions
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

WESTERN REFINING LOGISTICS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
			Predecessor
	(In thousands)
Indirect charges:
General and administrative expenses	$22,540	$17,661	$16,806
Operating and maintenance expenses	30,987	11,912	11,723
Total indirect charges	$53,527	$29,573	$28,529
Our management believes the indirect charges allocated to us are a reasonable reflection of the utilization of services provided. However, those allocations may not fully reflect the expenses that we would have incurred had we been a stand-alone company during the periods presented.
Commercial Agreements with Western
Logistics Segment Agreements
We derive substantially all of our logistics revenues from two ten-year, fee-based agreements with Western supported by minimum volume commitments and annual adjustments to fees that we and Western may renew for two additional five-year periods upon mutual agreement. Western has committed to provide us with minimum fees based on minimum monthly throughput volumes of crude oil and refined and other products and reserved storage capacity.
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
Wholesale Segment Agreements
In connection with the Wholesale Acquisition, we entered into the following ten-year agreements with Western. These agreements include certain minimum volume commitments by Western.
Product Supply Agreement
Western will supply, and we will purchase, approximately 79,000 bpd of refined products. The price per barrel will be based upon OPIS or Platts indices on the day of delivery. Pricing is subject to annual revision based on mutual agreement between us and Western. The agreement provides for make-up payments to us in any month that our average margin on non-delivered rack sales is less than a certain amount.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Fuel Distribution and Supply Agreement
Western agreed to purchase all of its retail requirements for branded and unbranded motor fuels for its retail and unmanned fleet fueling sites at a price per gallon that is $0.03 above our cost. Western has agreed to purchase a minimum of 645,000 barrels per month of branded and unbranded motor fuels for its retail and unmanned fleet fueling sites. In any month that Western doesn’t purchase the minimum volume, Western will pay us $0.03 per gallon shortfall. In any month in which Western purchases volumes in excess of the minimum, we will pay Western $0.03 per gallon over the minimum until the balance of the trailing twelve month shortfall payments is reduced to $0.
Crude Oil Trucking Transportation Services Agreement
Western has agreed to pay a flat rate per mile per barrel plus monthly fuel adjustments and customary applicable surcharges. The rates are subject to adjustment annually based on mutual agreement between us and Western. Western has agreed to contract a minimum of 1.525 million barrels of crude oil to us for hauling each month.
Other Agreements with Western
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
Contribution, Conveyance and Assumption Agreement
We entered into Contribution Agreement with Western under which we acquired all of the outstanding limited liability company interests of Western Refining Wholesale, LLC (“WRW”), which owned substantially all of Western’s southwest wholesale assets. Among other things, Western agreed to indemnify us with respect to liabilities related to certain historical assets and operations of WRW that were not contributed to us in the Wholesale Acquisition. In addition, Western made certain representations and warranties regarding the assets of WRW, including with respect to environmental matters, and agreed to indemnify us for breaches of those representations and warranties, subject to specified deductibles, caps and other limitations.
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

WESTERN REFINING LOGISTICS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
22. Quarterly Financial Information (Unaudited)
The quarterly condensed financial data for the years ended December 31, 2014 and 2013 is presented below. Due to the Wholesale Acquisition, we have adjusted retrospectively the quarterly information contained herein to include the historical results of the WRW assets acquired prior to the effective date of the Wholesale Acquisition.

	Year Ended December 31, 2014
	Quarter
	First	Second	Third	Fourth
	(Unaudited) (In thousands, except per unit data)
Total revenues	$864,610	$970,337	$915,719	$751,222
Total operating costs and expenses	846,327	952,864	899,001	729,194
Operating income	18,283	17,473	16,718	22,028
Net income	17,845	17,060	16,250	20,638

Net income attributable to partners	$10,933	$10,975	$12,265	$18,819

Net income per limited partner unit:
Common - basic	$0.24	$0.24	$0.27	$0.40
Common - diluted	0.24	0.24	0.27	0.40
Subordinated - basic and diluted	0.24	0.24	0.27	0.40

Weighted average limited partner units outstanding:
Common - basic	22,811	22,811	22,811	23,795
Common - diluted	22,815	22,861	22,883	23,861
Subordinated - basic and diluted	22,811	22,811	22,811	22,811

WESTERN REFINING LOGISTICS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31, 2013
	Quarter
	First	Second	Third	Fourth (1)
	(Unaudited) (In thousands, except per unit data)
Total revenues	$821,535	$877,699	$874,336	$833,558
Total operating costs and expenses	835,372	894,688	895,550	823,045
Operating income (loss)	(13,837)	(16,989)	(21,214)	10,513
Net income (loss)	(13,814)	(16,956)	(21,180)	10,156

Net income attributable to partners				$8,528

Net income per limited partner unit:
Common - basic				$0.19
Common - diluted				0.19
Subordinated - basic and diluted				0.19

Weighted average limited partner units outstanding:
Common - basic				22,811
Common - diluted				22,813
Subordinated - basic and diluted				22,811

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

The following tables reconciles the retrospectively adjusted quarterly information to the financial data filed with the SEC.

	Year Ended December 31, 2014
	Quarter
	First	Second	Third
	(Unaudited) (In thousands, except per unit data)
Total revenues (1)	$32,757	$34,981	$35,600
Total revenues (2)	831,853	935,356	880,119
Total revenues	$864,610	$970,337	$915,719

Total operating costs and expenses (1)	$21,354	$23,564	$22,839
Total operating costs and expenses (2)	824,973	929,300	876,162
Total operating costs and expenses	$846,327	$952,864	$899,001

Operating income (1)	$11,403	$11,417	$12,761
Operating income (2)	6,880	6,056	3,957
Operating income	$18,283	$17,473	$16,718

Net income (1)	$10,933	$10,975	$12,265
Net income (2)	6,912	6,085	3,985
Net income	$17,845	$17,060	$16,250

WESTERN REFINING LOGISTICS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31, 2013
	Quarter
	First	Second	Third	Fourth
	(Unaudited) (In thousands, except per unit data)
Total revenues (1)	$1,139	$1,299	$1,670	$26,721
Total revenues (2)	820,396	876,400	872,666	806,837
Total revenues	$821,535	$877,699	$874,336	$833,558

Total operating costs and expenses (1)	$19,538	$22,540	$27,081	$20,783
Total operating costs and expenses (2)	815,834	872,148	868,469	802,262
Total operating costs and expenses	$835,372	$894,688	$895,550	$823,045

Operating income (loss) (1)	$(18,399)	$(21,241)	$(25,411)	$5,938
Operating income (2)	4,562	4,252	4,197	4,575
Operating income (loss)	$(13,837)	$(16,989)	$(21,214)	$10,513

Net income (loss) (1)	$(18,397)	$(21,237)	$(25,406)	$5,549
Net income (2)	4,583	4,281	4,226	4,607
Net income (loss)	$(13,814)	$(16,956)	$(21,180)	$10,156
(1) This financial data was filed with the SEC in our Quarterly Report on Form 10-Q or Annual Report on Form 10-K.
(2) This financial data is the historical results of the WRW assets acquired prior to the effective date of the Wholesale Acquisition.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2014 (the “Evaluation Date”), concluded that as of the Evaluation Date, our disclosure controls and procedures were effective.
Management’s Report on Internal Control Over Financial Reporting. Included herein under the caption “Management’s Report on Internal Control Over Financial Reporting” on page 59 of this report.
Attestation Report of the Registered Public Accounting Firm. Included herein under the caption "Report of Independent Registered Public Accounting Firm" on page 60 of this report.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
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
Certain of our general partner's affiliates' employees are seconded to us pursuant to our services agreement with Western. These seconded employees provide operating, maintenance and other services under our direction, supervision and control with respect to the assets that our pipeline and terminalling subsidiaries own and operate. Other Western employees also provide services to us from time to time. We sometimes refer to these individuals in this annual report as our employees because they provide services to us directly.
Composition of the Board of Directors
Our general partner has six directors. Western, as the sole member of our general partner, appointed all members to the board of directors of our general partner. We have three independent directors: Messrs. David D. Kinder, Michael C. Linn, and Andrew L. Atterbury. In accordance with the NYSE’s phase-in rules, we were required to have three independent directors within one year of the date that our common units were first listed on the NYSE. Following the Offering, our board of directors consisted of Paul L. Foster, Jeff A. Stevens, Scott D. Weaver, David D. Kinder, and Michael C. Linn. In connection with meeting our requirements under the NYSE phase-in rules, on July 9, 2014, Western, as the sole member of our general partner, appointed Mr. Atterbury to the board of directors.
The board is led by Mr. Foster, the Chairman of the board of directors. Our general partner has separated the role of chairman of the board of directors and president, and Mr. Stevens serves as the President and Chief Executive Officer of our general partner in addition to serving as a director.

Director Independence
Although most companies listed on the NYSE are required to have a majority of independent directors serving on the board of directors of the listed company, the NYSE does not require a publicly traded limited partnership like us to have a majority of independent directors on the board of directors of our general partner or to establish a compensation or a nominating and corporate governance committee. We are, however, required to have an audit committee of at least three independent members within one year of the date our common units are first listed on the NYSE, and all of our audit committee members are required to meet the independence and financial literacy tests established by the NYSE and the Exchange Act. In connection with meeting our requirements under the NYSE phase-in rules, on July 9, 2014, Western, as the sole member of our general partner, appointed Mr. Atterbury to the board of directors.
The board of directors has affirmatively determined that Messrs. Kinder, Linn and Atterbury are independent under NYSE rules. In reaching this determination, the board of directors affirmatively determined that Messrs. Kinder, Linn and Atterbury have no material relationship with the Partnership, either directly or as a partner, shareholder or officer of an organization that has a relationship with the Partnership.
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
Audit Committee
Our audit committee assists the board of directors in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and corporate policies and controls. Our Audit Committee has the sole authority to retain and terminate our independent registered public accounting firm, approve all auditing services and related fees and the terms thereof and pre-approve any non-audit services to be rendered by our independent registered public accounting firm. Our audit committee also is responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm is given unrestricted access to our audit committee. The board of directors has determined that each of Messrs. Kinder, Linn and Atterbury meet the requirements to serve on our Audit Committee and our Audit Committee is therefore comprised of the following independent directors: Messrs. Kinder, Linn and Atterbury. Mr. Kinder serves as the Chairman of our Audit Committee and as an "audit committee financial expert."
In fulfilling its oversight responsibilities, the Audit Committee has reviewed and discussed the consolidated financial statements contained in this Annual Report on Form 10-K with management, the Partnership's internal auditors and its independent auditors. Management has represented to the Audit Committee that the Partnership's consolidated financial statements were prepared in accordance with GAAP. The Audit Committee has received the written disclosures and letter from the independent auditors required by applicable requirements of the Public Company Accounting Oversight Board ("PCAOB") regarding the independent auditors communications with the Audit Committee concerning independence. The Audit Committee has also discussed with the independent auditors their independence including any relationships that may impact their independence. The Audit Committee discussed and reviewed with the independent auditors all communications required to be discussed by the PCAOB, including those described in the Statement of Auditing Standards No. 16, as amended (AICPA, Professional Standards, Vol. 1, AU section 380), as adopted by the PCAOB in Rule 3200T. Based on the Audit Committee's discussion with management, the internal auditors and the independent auditors, the Audit Committee recommended that the audited consolidated financial statements be included in this Annual Report on Form 10-K.
Conflicts Committee
At least two members of the board of directors of our general partner serve on our Conflicts Committee to review specific matters that may involve conflicts of interest in accordance with the terms of our partnership agreement that the board of directors submits to the Conflicts Committee for review. Our Conflicts Committee determines if the resolution of the conflict of interest is fair and reasonable to us. The members of our Conflicts Committee are not officers or employees of our general partner or directors, officers or employees of its affiliates, and meet the independence and experience standards established by the NYSE and the Exchange Act to serve on an Audit Committee of a board of directors. In addition, the members of our Conflicts Committee may not own any interest in our general partner or any interest in us or our subsidiaries other than common units or awards under our incentive compensation plan. Any matters approved by our Conflicts Committee in good faith will be deemed to be approved by all of our partners and not a breach by our general partner of any duties it may owe us or our unitholders. The board of directors has determined that each of Messrs. Kinder, Linn and Atterbury meet the requirements to serve on our Conflicts Committee and our Conflicts Committee is therefore comprised of the following independent directors: Messrs. Kinder, Linn and Atterbury. Mr. Linn serves as the Chairman of our Conflicts Committee.
Meetings of the Board
During the last fiscal year, the Audit Committee met eight times, the Conflicts Committee met five times, and the board of directors met nine times, either in person or by telephone. All directors have access to members of management and a substantial amount of information transfer and informal communication occurs between meetings. None of our directors attended fewer than 75% of the aggregate number of meetings of the board of directors and committees of the board on which the director served.
Under our Corporate Governance Guidelines, executive sessions of the non-management directors are held after each regular meeting of the board of directors and at such other times as the non-management directors may choose. Mr. Kinder presides at these executive sessions. The non-management directors may request that certain employees and executive officers of our general partner and/or Western and other advisors and consultants to make presentations or participate in discussions at such meetings. To the extent this group of non-management directors does not also meet the independence standards of the NYSE, the directors who do meet such independence requirements shall also meet in executive sessions at least once a year.
Corporate Governance Guidelines
The Partnership has adopted a set of Corporate Governance Guidelines. A copy of the Corporate Governance Guidelines may be found on the Partnership’s website at www.wnrl.com. In addition, paper copies of the Corporate Governance Guidelines are available to all unitholders free of charge by calling (915) 534-1400 or by writing to Lowry Barfield, Secretary, at the Partnership’s corporate headquarters located at 123 W. Mills Avenue, Suite 200, El Paso, Texas 79901. The guidelines set out the Partnership’s and the Board's thoughts on, among other things, the following:

•	The role of the board of directors and management;

•	The functions of the board of directors and its committees and the expectations for directors;

•	The selection of directors, the Chairman of the board of directors and the Chief Executive Officer and the qualifications for directors to sit on the standing committees of the board of directors;

•	Independence requirements, election terms, retirement of directors, unit ownership requirements, management succession and executive sessions for non-management directors;

•	Compensation of directors; and

•	Evaluation of director performance.

Directors and Executive Officers of Western Refining Logistics GP, LLC
The following table shows information for the executive officers and directors of our general partner as of December 31, 2014. Directors are elected by the sole member of our general partner and are appointed for a one-year term and hold office until their successors have been elected or qualified or until the earlier of their death, resignation, retirement, removal or disqualification. Executive officers are appointed by, and serve at the discretion of, the board of directors. There are no family relationships among any of our directors or executive officers. Some of our directors and all of our executive officers also serve as executive officers of Western.

Name	Age (as of February 27, 2015 )	Position with Western Refining Logistics GP, LLC
Jeff A. Stevens	51	Chief Executive Officer, President and Director
Paul L. Foster	57	Director
David D. Kinder	40	Director
Michael C. Linn	62	Director
Scott D. Weaver	56	Director
Andrew L. Atterbury	40	Director
Mark J. Smith	55	Executive Vice President
Gary R. Dalke	62	Executive Vice President and Interim Chief Financial Officer
Karen B. Davis	58	Former Chief Financial Officer
William R. Jewell	60	Chief Accounting Officer
Lowry Barfield	57	Senior Vice President, Legal - General Counsel and Secretary
Jeffrey S. Beyersdorfer	53	Senior Vice President - Treasurer, Director of Investor Relations and Assistant Secretary
Matthew L. Yoder	45	Senior Vice President - Operations
Jeff A. Stevens has served as the Chief Executive Officer and President of our general partner and as a director of our general partner since July 2013. Mr. Stevens has also served as a director of Western since September 2005, as Western’s President since February 2009 and as its Chief Executive Officer since January 2010. Previously, Mr. Stevens served as Chief Operating Officer of Western since April 2008, as Executive Vice President since September 2005 and as Executive Vice President of one of Western’s affiliates since 2000. In November 2013, Mr. Stevens was elected to the board of directors of Northern Tier Energy GP LLC, the general partner of Northern Tier Energy LP (“Northern Tier”) and Northern Tier Energy LLC, a wholly-owned operating subsidiary of Northern Tier. Mr. Stevens also serves on the board of directors of Vomaris Innovations, Inc., a privately held medical device company. Mr. Stevens has spent his entire career working in the refined product production and marketing industry. Except as previously mentioned, in the past five years, Mr. Stevens has not served as a director of a publicly traded company, or as a director of a registered investment company. Mr. Stevens was extensively involved in our initial public offering and has a deep understanding of our business and operations as well as the marketing, terminalling, transportation and storage of crude oil and refined products that make him well qualified to serve as a director. Mr. Stevens also brings to the Board extensive experience in the energy industry, the business and operations of our sponsor, Western, as well as in corporate strategy and business development.
Paul L. Foster has served as a director of our general partner since July 2013. Mr. Foster has also served as Chairman of Western's board of directors since September 2005. Mr. Foster served as Western’s Chief Executive Officer from September 2005 until January 2010, when he was appointed Executive Chairman of Western. Mr. Foster also served as President of Western from September 2005 to February 2009. Mr. Foster has served on the board of directors of the University of Texas System Board of Regents since 2007, and he is currently Chairman. He also serves on the board of directors of WestStar Bank, an El Paso-based bank; as Chairman of the board of directors of Vomaris Innovations, Inc., a privately held medical device company; on the board of directors of the Federal Reserve Bank of Dallas - El Paso Branch; and on various other civic and professional organizations. Mr. Foster has spent virtually his entire career working in the refined product production and marketing industry. In November 2013, he was elected to the Board of Directors of Northern Tier Energy GP LLC, the general partner of Northern Tier, and Northern Tier Energy LLC, a wholly-owned operating subsidiary of Northern Tier. Except as previously mentioned, in the past five years, Mr. Foster has not served as a director of any other publicly traded company or as a director of a registered investment company. Mr. Foster’s extensive understanding of our business and operations as well as the production and marketing, terminalling, transportation and storage of crude oil and refined products are key attributes, among others, that make him well qualified to serve as a director. Mr. Foster also has an extensive understanding of the business and operations of our sponsor, Western, and brings to the Board leadership and industry experience.

David D. Kinder has served as a member of the board of directors of our general partner and as Chairman of the Audit Committee and a member of the Conflicts Committee since October 2013. From May 2005 until March 2013, Mr. Kinder served as the Treasurer of Kinder Morgan Management, LLC, Kinder Morgan G.P., Inc. and Kinder Morgan Inc., and he also served as the Vice President, Corporate Development of each of these entities since October 2002. Mr. Kinder served as Treasurer of Kinder Morgan Holdco LLC from May 2007 until February 2011, and continued in the role of Vice President, Corporate Development and Treasurer of Kinder Morgan Inc. upon its conversion. From May 2012 until March 2013, he served as Vice President, Corporate Development and Treasurer of the general partner of El Paso Pipeline Partners, L.P., a master limited partnership that owns and operates natural gas transportation, pipelines, storage and other assets. Since February 2015, Mr. Kinder has served as a member of the board of directors of Zenith Energy GP, Ltd., an international terminal development and operational company for petroleum, natural gas liquids and petrochemicals and, since September 2014, Mr. Kinder has served as an advisor to energy infrastructure investment company, American Capital Energy and Infrastructure. Except as previously mentioned, in the past five years, Mr. Kinder has not served as a director of a public company or a registered investment company in the last five years. We believe that Mr. Kinder’s many years of experience in the acquisition, divestiture and development of midstream energy assets and the financing of such transactions, as well as his knowledge of the industries in which we operate and master limited partnerships generally, make him particularly well-suited to serve on the board of directors of our general partner.
Michael C. Linn has served as a member of the board of directors of our general partner and as the Chairman of our Conflicts Committee and a member of the Audit Committee since October 2013. Mr. Linn is the founder of Linn Energy, LLC (“Linn Energy”), an independent oil and natural gas company, and has served as a director of Linn Energy since December 2011. Prior to such time, he was Executive Chairman of the board of directors of Linn Energy since January 2010 and Chairman and Chief Executive Officer of Linn Energy from December 2007 to January 2010. Following his retirement as Executive Chairman of the board of directors of Linn Energy in December 2011, Mr. Linn formed MCL Ventures LLC, a private investment vehicle that focuses on purchasing oil and gas royalty interests as well as non-operated interests in oil and gas wells, subject to the non-competition provisions in his retirement agreement with Linn Energy. Mr. Linn has served as a member of the board of directors of Nabors Industries Ltd., which owns and operates national and international land drilling and servicing rigs, since February 2012; a senior advisor to Quantum Energy Partners, a private equity provider, since December 2012; a member of the board of directors of Black Stone Minerals Company, LP, a private fee mineral and royalty owner, since January 2013; a member of the board of directors of Centrica, plc, an integrated energy company, since June 2013; and a member of the board of directors of LinnCo LLC, the publicly traded holding company of Linn Energy, since April 2012. Except as listed above, Mr. Linn has not served as a director of a public company or a registered investment company in the last five years. We believe that Mr. Linn’s many years of experience as the chief executive officer of a publicly traded oil and gas company, as well as his deep industry knowledge and prior public company board experience, make him particularly well-suited to serve on the board of directors of our general partner.
Scott D. Weaver has served as a director of our general partner since July 2013. Mr. Weaver has also served as a director of Western since September 2005. Mr. Weaver has served as one of Western’s executive officers since September 2005, and is currently Western’s Vice President, Assistant Treasurer and Assistant Secretary. From 2000 to August 2005, he served as Chief Financial Officer, Treasurer and Secretary of one of Western’s affiliates. Mr. Weaver also served as Western’s Chief Administrative Officer from September 2005 to December 2007 and as interim Treasurer for Western from September 2009 to January 2010. From December 2013 to April 2014, Mr. Weaver served as Interim Vice President-Administration of Northern Tier Energy GP LLC, the general partner of Northern Tier, and Northern Tier Energy, LLC, a wholly-owned operating subsidiary of Northern Tier. Mr. Weaver currently serves on the boards of directors of Encore Wire Corporation, a publicly traded copper wire manufacturing company; WIG Holdings, Inc., a privately held insurance holding company; and Vomaris Innovations, Inc., a privately held medical device company. In addition, in November 2013, he was elected to the Board of Directors of Northern Tier Energy GP LLC and Northern Tier Energy, LLC. Except as provided above, Mr. Weaver has not served as a director of a public company or a registered investment company in the past five years. Mr. Weaver’s extensive understanding of our business and operations as well as the production and marketing, terminalling, transportation and storage of crude oil and refined products are key attributes, among others, that make him well qualified to serve as a director. Mr. Weaver also has an extensive understanding of the business and operations of our sponsor, Western, and brings to the Board leadership and industry experience. Mr. Weaver’s experience as the Chief Financial Officer of other public entities and his knowledge of public company finance matters are key attributes that make him well qualified to serve as a director.
Andrew L. Atterbury has served as a member of the board of directors of our general partner and as member of the Audit Committee and the Conflicts Committee since July 2014. Mr. Atterbury currently serves as the President of Bowood Capital Advisors, LLC, an energy-focused investment management company. From 2002 through 2011, Mr. Atterbury held various positions at Inergy, LP, a natural gas and natural gas liquids storage, transportation and marketing company, and Inergy Holdings, LP, serving as Senior Vice President - Corporate Development from 2007 through 2011. From 1999 to 2001, Mr. Atterbury worked in the Corporate Development Group of Kinder Morgan, Inc. and Kinder Morgan Energy Partners, L.P. We

believe that Mr. Atterbury’s many years of experience in oil and gas storage and logistics and in the wholesale marketing of crude oil and refined products make him particularly well qualified to serve on the board of directors of our general partner.
Mark J. Smith has served as Executive Vice President of our general partner since July 2013. Mr. Smith has also served as Western’s President-Refining and Marketing since February 2009. Previously, Mr. Smith served as Western’s Executive Vice President-Refining since August 2006. From September 2000 to August 2006, Mr. Smith served as Vice President and General Manager, Lemont Refinery, for CITGO Petroleum Corporation, where he was responsible for all business and operational aspects of the Lemont business unit.
Gary R. Dalke has served as our general partner’s Executive Vice President since December 2014 and as Interim Chief Financial Officer since February 2015. Prior to his promotion to Executive Vice President, Mr. Dalke served as our general partner’s Chief Financial Officer from July 2013 to December 2014. Mr. Dalke has also served as Western’s Chief Financial Officer since August 2005. Previously, from 2003 until August 2005, Mr. Dalke served as the Chief Accounting Officer of one of Western’s affiliates. From September 2005 to June 2007, Mr. Dalke also served as Treasurer of Western.
Karen B. Davis served as our general partner’s Chief Financial Officer from December 2014 through February 2015. Ms. Davis also served as Western’s Vice President - Director of Investor Relations from December 2014 through February 2015. Ms. Davis has served as the Executive Vice President and Chief Financial Officer of Northern Tier Energy LLC and Northern Tier Energy GP LLC since February 2015. Prior to this, Ms. Davis served as the Chief Accounting Officer of PBF Energy Inc., an independent crude oil refiner, from February 2011 to November 2014, and PBF Logistics GP LLC, the general partner of PBF Logistics LP, a master limited partnership, from its inception in February 2013 to November 2014. She previously served as the Global Controller of Petroplus Holdings AG, a public independent refiner and wholesaler of petroleum products, from October 2009 to December 2010. Prior to this, Ms. Davis has served in various chief financial officer and financial reporting officer positions with public and private companies in the United States.
William R. Jewell has served as our general partner’s Chief Accounting Officer since July 2013. Mr. Jewell has also served as Western’s Chief Accounting Officer since July 2007. From 2001 to 2007, Mr. Jewell was with KPMG LLP, where he last served as an Assurance Senior Manager.
Lowry Barfield has served as the Senior Vice President-Legal, General Counsel and Secretary of our general partner since July 2013. Mr. Barfield has also served as Western’s Senior Vice President-Legal, General Counsel and Secretary since 2007 and previously served as Western’s primary outside counsel from 1999 until November 2005. In November 2013, Mr. Barfield was elected to the Board of Directors of Northern Tier Energy GP LLC, the general partner of Northern Tier, and Northern Tier Energy, LLC, a wholly-owned operating subsidiary of Northern Tier.
Jeffrey S. Beyersdorfer has served as the Senior Vice President-Treasurer, Director of Investor Relations and Assistant Secretary of our general partner since July 2013. Mr. Beyersdorfer has also served as Western’s Senior Vice President-Treasurer and Assistant Secretary since January 2010. He also served as Western’s Director of Investor Relations from January 2010 to December 2014. From 2008 to 2009, Mr. Beyersdorfer served as Corporate Treasurer of FMC Technologies, Inc., where he was responsible for treasury operations, balance sheet management, foreign exchange and risk management. From 2002 to 2007, Mr. Beyersdorfer served as Vice President-Treasurer of Smurfit-Stone Container Corporation, where he was responsible for treasury operations, balance sheet management, pension plans, credit and collections and risk management.
Matthew L. Yoder has served as Senior Vice President—Operations of our general partner since July 2013. Mr. Yoder has also served as Western’s Senior Vice President—Retail and Administration since December 2007.
Compliance with Section 16(a) of the Securities Exchange Act
Section 16(a) of the Securities Exchange Act of 1934 ("Exchange Act") requires our (or those of our general partner) officers, directors and persons who beneficially own more than 10% of our common units to file reports of securities ownership and changes in such ownership with the SEC. Officers, directors and greater than 10% beneficial owners also are required by rules promulgated by the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of the Forms 3 and 4, including any amendments, filed with the SEC in 2014 (no Forms 5, or any amendments, were filed with respect to 2014), all required report filings by our (or our general partner's) directors and executive officers and greater than 10% affiliated beneficial owners were timely made.
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
We are managed by our general partner, the executive officers of which are employees of Western. Our executive officers perform services for our general partner as well as Western and its affiliates. We and our general partner are parties to an omnibus agreement and a services agreement with Western under which, among other things:

•	Western will make available to our general partner the services of the Western employees, including those employees who will serve as the executive officers of our general partner; and

•	Our general partner will be obligated to reimburse Western for the portion of the costs allocated to us that Western incurs providing compensation and benefits to such Western employees.
We do not allocate any portion of the expense reimbursement provided for in the omnibus or services agreements to services provided by an individual executive officer to us; rather, the amount reimbursed covers a wide range of general and administrative costs that Western calculates annually at its discretion.
All of our executive officers are compensated for the services they perform for us solely through awards of equity-based compensation granted pursuant to the LTIP. Western provides compensation to its executives in the form of base salaries, annual performance bonuses, long-term performance unit awards and participation in various employee benefits plans and arrangements, including the Western match for the Western 401(k) plan and Western-paid life insurance premiums. The form and amount of compensation provided by Western is determined solely by Western. We compensate executive officers for the services they perform for us solely through awards of equity-based compensation with the goal of compensating them in a way that meaningfully aligns their interests with the interests of our unitholders.
COMPENSATION DISCUSSION AND ANALYSIS
This "Compensation Discussion and Analysis" or "CD&A" sets forth the objectives and principles underlying the Partnership's executive compensation programs and the key executive compensation decisions that were made for 2014. It also explains the most important factors relevant to such decisions. This CD&A provides context and background for the compensation earned by and awarded to our named executive officers, as reflected in the compensation tables that follow the CD&A. Our named executive officers for 2014 consist of the following executive officers of our general partner:
•Jeff A. Stevens, President and Chief Executive Officer
•Gary R. Dalke, Executive Vice President and Interim Chief Financial Officer
•Mark J. Smith, Executive Vice President
•Lowry Barfield, Senior Vice President - Legal, General Counsel and Secretary

•	Jeffrey S. Beyersdorfer, Senior Vice President - Treasurer, Director of Investor Relations and Assistant Secretary

•	Karen B. Davis, Former Chief Financial Officer
Mr. Dalke served as Chief Financial Officer of the general partner of the Partnership until December 1, 2014, when Mr. Dalke was promoted to Executive Vice President and Ms. Davis was named Chief Financial Officer of the general partner. Ms. Davis resigned on February 2, 2015, in order to take on the role of Executive Vice President and Chief Financial Officer of Northern

Tier Energy LLC and Northern Tier Energy GP LLC, the general partner of Northern Tier Energy LP. Mr. Dalke was appointed Executive Vice President and Interim Chief Financial Officer of the general partner on February 2, 2015.
Compensation Decisions and Compensation Expenses
All of our executive officers are compensated for the services they perform for us solely through awards of equity-based compensation granted pursuant to the LTIP. The board of directors of our general partner currently administers the LTIP and approves any awards granted to our executive officers. We will be solely responsible for the cost of awards granted under the LTIP.
Neither we nor Western allocate any portion of the expense reimbursement provided for in the omnibus or services agreements to services provided by an individual executive officer to us; rather, the amount reimbursed covers a wide range of general and administrative costs that Western calculates annually at its discretion.
We do not maintain any employee benefit plans or arrangements, any defined benefit pension plan or nonqualified deferred compensation plans, or any retirement plans. Western provides compensation to its executives in the form of base salaries, annual performance bonuses, long-term performance unit awards and participation in various employee benefits plans and arrangements, including the Western match for the Western 401(k) plan and Western-paid life insurance premiums. We reimburse our general partner for the costs it pays to Western for the compensation and benefits of the Western employees, including executive officers, who provide services to operate our business. Western may provide different and/or additional compensation to our executive officers to ensure the officers have a balanced, comprehensive and competitive compensation structure. Although we will bear an allocated portion of Western’s costs of providing compensation and benefits to the Western employees who serve as the executive officers of our general partner, we will have no control over such costs and will not establish or direct the compensation policies or practices of Western.
Compensation Considerations
In establishing named executive officer compensation, the board of directors of our general partner considers the success and performance of the Partnership, the contributions of the named executive officers to the Partnership's success and performance, and the desire to attract and retain highly qualified executives to lead the Partnership. In addition, the board considers the input and advice of certain senior officers, advice and analysis from independent compensation consultants, the current economic conditions and industry environment in which the Partnership operates and relies on the board members' common sense, experience and judgment.
Role of Certain Senior Officers. The board of directors makes all compensation decisions related to our named executive officers; however, Jeff Stevens, the President and Chief Executive Officer, may from time to time, as requested by the board, provide information and recommendations relating to the other executive officers' compensation. Such information may include the executive officers' roles and responsibilities, and their individual impact on the Partnership's performance, and such other information as may be requested by the board.
Role of Compensation Consultants. The board of directors has engaged an independent outside compensation consultant to provide analysis and recommendations as to named executive officer compensation.
In connection with the Offering, the board of directors of the general partner retained Longnecker & Associates ("Longnecker") to provide an analysis of the Partnership's director and named executive officer compensation, comparative data and associated recommendations regarding peer groups. The board of directors utilized this data, in conjunction with the other sources of information described above, in awarding the 2014 time-based phantom unit awards in January 2014 (the "2014 PUA"). In connection with establishing compensation for 2015, the Partnership retained Pearl Meyer & Partners ("PM&P") in December 2014, to provide it with an analysis of the Partnership's named executive officer compensation, comparative data and associated recommendations regarding peer groups.
In connection with compensation consultations regarding director and executive officer compensation described above, the board of directors evaluated the independence of each compensation consultant and concluded that each was independent under the standards set forth in the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules of the SEC and that their work did not raise any conflict of interest for the following reasons:

•	The compensation consultants performed no services other than the provision of advice regarding the evaluation and disclosure of director and executive officer compensation;

•	None of the compensation consultants' staff providing services has any business or personal relationship with any executive or board member other than the provision of the services; and

•	The compensation consultants' have not provided nor received from the Partnership any gifts, benefits or donations other than its compensation for providing services.

In addition, the compensation consultants interact directly with the board of directors, and only interact with the Partnership's management at the request of or with the knowledge of the board of directors.
Role of Market Data and Peer Groups. With the help of its independent outside compensation consultant, the board of directors of the general partner of the Partnership utilizes market data, supplemented with broad-based compensation survey data, to provide a comprehensive view of the competitive market. This market data is drawn from master limited partnerships that are comparable to the Partnership in terms of operations, size and scale. The board of directors of the general partner utilizes this market data, as supplemented with broad-based compensation survey data, as comparative information and not as a formulaic approach to compensate our executive officers. The board of directors generally targets total long-term incentive compensation to named executive officers to be competitive with our peers and reflective of the actual performance of the named executive officer and the Partnership's accomplishments over the prior year. The board believes this will help position the Partnership to attract and retain the management talent necessary to effectively manage and lead the Partnership while utilizing time-based equity awards to further align executives interests with the Partnership's unit holders.
The board of directors utilized the below peer group (the "2014 Peer Group") in establishing initial named executive officer compensation in January 2014, following the Offering:

Compensation Peer Group
Holly Energy Parnters L.P.
Inergy Midstream, L.P.
MPLX LP
PAA Natural Gas Storage, L.P.
Phillips 66 Partners LP
QEP Midstream Partners, LP
Rose Rock Midstream, L.P.
Summit Midstream Partners, LP
Tallgrass Energy Partners, LP
TC PipeLines, LP
Tesoro Logistics LP

The board of directors consulted with Longnecker in selecting the 2014 Peer Group, and considered the number and composition of the companies in the peer group including their total revenue, total assets and market capitalization among other items. At the time of such analysis, based on the data available at that time, the revenues of these peer group companies were estimated to range from $90.6 million to $615.9 million. The companies included in the Partnership's peer group includes companies that the Partnership believes it competes with operationally and/or for competitive talent.
In December 2014, in connection with establishing executive officer compensation for fiscal 2015, the board of directors retained PM&P to conduct an analysis of the Partnership's director and named executive officer compensation and provide comparative data and associated recommendations regarding peer groups taking into account the Partnership's operations and competitive posture following the Wholesale Acquisition. Based on this, and with the assistance of PM&P, the board of directors selected the following peer group (the "2015 Peer Group") of master limited partnerships that the Partnership competes with operationally as well as for competitive talent:

Compensation Peer Group
Access Midstream Partners, L.P.
Alon USA Partners, LP
CVR Refining, LP
Exterran Partners, L.P.
Holly Energy Partners L.P.
MPLX LP
PBF Logistics LP
Phillips 66 Partners LP
Rose Rock Midstream, L.P.
Spectra Energy Partners, LP
Sunoco Logistics Partners L.P.
Tesoro Logistics LP
Valero Energy Partners LP
Williams Partners L.P.

The peer group contains certain peers from the Partnership's prior peer group as well as additional companies that have comparable operations to the Partnership. At the time of such analysis, based on the data available at that time, the revenues of these peer group companies were estimated to range from $73 million to $18.5 billion. The 2015 Peer Group included companies that were not previously included in the 2014 Peer Group and contained companies with revenues that were more closely aligned with the Partnership's revenue and operations following the Offering and Wholesale Acquisition.
Employment and Indemnification Agreements
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
In addition, we will indemnify each executive officer for actions associated with serving as our executive officer to the fullest extent permitted under Delaware law pursuant to an indemnification agreement and our partnership agreement.
Named Executive Officer Compensation for 2014
Our executive officers were appointed in July 2013 and we became a publicly traded company in October 2013. The board of directors of our general partner made the first grant of Awards under the LTIP to our executive officers in the form of time-based phantom units in January 2014, which are scheduled to vest near the end of March of 2015, 2016, 2017, 2018 and 2019. Accordingly, none of the named executive officers had LTIP awards that vested in 2014. In addition, none of the named executive officers have been granted or hold any unit options or unit appreciation rights and none participate in a pension plan or non-qualified deferred compensation plan.
Our executive officers received no compensation paid or awarded in 2013 for the services they provided to us during 2013. Compensation paid or awarded by us in 2014 to our executive officers, consisted only of time-based phantom unit awards granted under the LTIP. The January 2014 time-based phantom units were granted to our executive officers to compensate them for services as an officer and were also intended to reward these officers for their significant efforts in connection with our Offering. The compensation tables set forth below provide information regarding the Partnership's named executive officers for services rendered in all capacities to the Partnership and its subsidiaries for 2014.
Phantom units are rights to receive common units, cash or a combination of both at the end of a specified period. The 2014 PUAs granted to the executive officers will vest and settle in equal installments near the end of March of 2015, 2016, 2017, 2018 and 2019, subject to the named executive officer's continued provision of services to the general partner and the Partnership through the applicable vesting date. The 2014 PUAs may be satisfied by delivery of common units, cash equal to the fair market value of the specified number of common units covered by the award on the vest date, or any combination thereof as determined by the board of directors. The 2014 PUAs included dividend equivalent rights ("DERs"). DERs entitle the participant to receive cash at the time of vesting equal to the amount of any cash distributions made by us during the period the DER is outstanding. DERs that relate to the 2014 PUAs will be forfeited to the extent the award is forfeited.
Compensation Risk Assessment
The board of directors has reviewed the compensation policies and practices as generally applicable to the officers of our general partner, including our named executive officers, the employees of our wholesale subsidiary, and the employees of our general partner's affiliates' that are seconded to us pursuant to our services agreement with Western and believe that such policies and practices do not encourage excessive and unnecessary risk-taking, and are not reasonably likely to have a material adverse effect on us. In reaching this conclusion, the board of directors reviewed and discussed design features of our compensation programs, reimbursement arrangements under the services agreements with Western and the approval mechanisms for compensation. In addition, the board believes that the regular evaluation of the effectiveness of compensation programs and practices and the effort to provide compensation at levels that are competitive with the market, among other factors, reduce risks associated with our compensation policies and practices.
Named Executive Officer Compensation for 2015
In February 2015, the board of directors considered executive officer compensation for 2015 and used the processes and objectives consistent with those set forth above for 2014 executive officer compensation. The board of directors granted Awards under the LTIP to our executive officers in the form of time-based phantom unit awards to compensate our executive officers for their service as an officer of our general partner. In accordance with the SEC's rules and regulations, these time-based phantom unit awards will be reflected in the summary compensation table for compensation paid to named executive officers in 2015 that will be included included in our Annual Report on Form 10-K for the year ended December 31, 2015.

COMPENSATION COMMITTEE REPORT
The following report of the Board on executive compensation shall not be deemed to be "soliciting material" or to be “filed” with the SEC nor shall this information be incorporated by reference into any future filing made by the Partnership with the SEC, except to the extent that the Partnership specifically incorporates it by reference into any filing.
Our general partner currently does not have a compensation committee. The board of directors of the general partner of the Partnership has reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K and, based on this review and discussion, the board of directors of the general partner of the Partnership recommends that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.
Paul L. Foster, Chairman
Andrew L. Atterbury
David D. Kinder
Michael C. Linn
Jeff A. Stevens
Scott D. Weaver
2014 SUMMARY COMPENSATION TABLE

		Unit Awards	Total
Name and Principal Position	Year	($)(1)	($)
Jeff A. Stevens	2014	1,745,755	1,745,755
Chief Executive Officer, President and Director
Gary R. Dalke	2014	748,733	748,733
Executive Vice President and Interim Chief Financial Officer (2)
Mark J. Smith	2014	954,353	954,353
Executive Vice President
Lowry Barfield	2014	667,258	667,258
Senior Vice President - Legal, General Counsel and Secretary
Jeffrey S. Beyersdorfer	2014	519,846	519,846
Senior Vice President - Treasurer, Director of Investor Relations and Assistant Secretary
Karen B. Davis	2014	366,682	366,682
Former Chief Financial Officer (3)

(1)
This column represents the full value of all compensation paid to our named executive officers for the services they provide to us and is the aggregate grant date fair value for awards of time-vesting phantom units granted to each named executive officer in 2014. All amounts in this column are calculated in accordance with FASB ASC Topic 718 by multiplying the volume of phantom units granted by the closing price of the Company's common units as of the grant date.

(2)
Gary R. Dalke served as Chief Financial Officer of the general partner of the Partnership from July 2013 through December 1, 2014, at which time he was promoted to Executive Vice President. Following Ms. Davis' resignation as Chief Financial Officer of the general partner on February 2, 2015, he has served as Executive Vice President and Interim Chief Financial Officer of the general partner of the Partnership.

(3)
Karen B. Davis served as the Chief Financial Officer of the general partner of the Partnership from December 1, 2014, to February 2, 2015. Effective on February 2, 2015, Ms. Davis resigned as Chief Financial Officer and subsequently forfeited the phantom units awarded to her on December 1, 2014, and reported above.

GRANTS OF PLAN-BASED AWARDS — FISCAL 2014

			Grant Date Fair Value of
	Grant	Number of Shares of Stock or Units	Stock and Option Awards
Name	Date	(#)(1)	($)(2)
Jeff A. Stevens	1/31/2014	63,252	1,745,755
Gary R. Dalke	1/31/2014	27,128	748,733
Mark J. Smith	1/31/2014	34,578	954,353
Lowry Barfield	1/31/2014	24,176	667,258
Jeffrey S. Beyersdorfer	1/31/2014	18,835	519,846
Karen B. Davis	12/1/2014	11,913	366,682

(1)	This column reflects the number of phantom units awarded to each named executive officer during 2014.

(2)
This column represents the grant date fair value of the phantom units awarded on January 31, 2014. This amount is computed in accordance with FASB ASC Topic 718 and is calculated by multiplying the volume of phantom units granted by the closing price of the Company's common units as of the grant date. The closing price of the Company's common units on January 31, 2014 was $27.60. On December 1, 2014, 11,913 phantom units were awarded to Karen B. Davis at the grant date price of $30.78. Effective on February 2, 2015, Ms. Davis resigned as Chief Financial Officer and subsequently forfeited the 11,913 phantom units awarded to her on December 1, 2014, and reported above.

OUTSTANDING EQUITY AWARDS AT FISCAL 2014 YEAR END

	Unit Awards
	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested
Name	(#)(1)	($)(2)
Jeff A. Stevens	63,252	1,929,186
Gary R. Dalke	27,128	827,404
Mark J. Smith	34,578	1,054,629
Lowry Barfield	24,176	737,368
Jeffrey S. Beyersdorfer	18,835	574,468
Karen B. Davis (3)	11,913	363,347

(1)
Amounts in this column represent time-based equity awards of phantom units that were outstanding as of December 31, 2014. The following table presents by grant date the vesting of outstanding awards of phantom units as of December 31, 2014, the last business day of the fiscal year:

	Grant Awards (a)
	Grant	Shares or Units	Remaining Annual Vestings
Name	Date	Granted	2015	2016	2017	2018	2019
Jeff A. Stevens	1/31/2014	63,252	12,651	12,651	12,650	12,650	12,650
Gary R. Dalke	1/31/2014	27,128	5,426	5,426	5,426	5,425	5,425
Mark J. Smith	1/31/2014	34,578	6,916	6,916	6,916	6,915	6,915
Lowry Barfield	1/31/2014	24,176	4,836	4,835	4,835	4,835	4,835
Jeffrey S. Beyersdorfer	1/31/2014	18,835	3,767	3,767	3,767	3,767	3,767
Karen B. Davis	12/1/2014	11,913	2,383	2,383	2,383	2,382	2,382

(a)
These columns represent time-based equity awards of phantom units, granted on the date noted, that remain subject to vesting requirements as of December 31, 2014. Time-based equity awards of phantom units granted on January 31, 2014, vest ratably over five years on the fourth business day prior to the end of the Company's first fiscal quarter each year after the year in which the grant date occurs. Effective on February 2, 2015, Ms. Davis resigned as Chief

Financial Officer and subsequently forfeited the phantom units awarded to her on December 1, 2014, and reported above.

(2)
The market value of the unvested shares of phantom units was calculated by multiplying the number of unvested shares by $30.50, the closing price of the Company's common units on December 31, 2014, the last business day of the fiscal year.

(3)	Effective on February 2, 2015, Ms. Davis resigned as Chief Financial Officer and subsequently forfeited the phantom units awarded to her on December 1, 2014, and reported above.
Potential Payments Upon Termination or Change of Control
As the only compensation provided to named executive officers in 2014 were equity awards of phantom units under the Partnership's LTIP, the terms of the phantom unit award agreement and the LTIP would govern in the event a named executive officer terminates service either within or outside a change of control period. Pursuant to the phantom unit award agreement, if a named executive officer separates from service due to his death or Disability or during the 24 months following a Change of Control and such termination is without Cause or for Good Reason (each capitalized term is defined in the phantom unit award agreement and is described below), prior to the date that all phantom units under the award have vested, then the named executive officer will be entitled to immediate vesting of all unvested phantom unit awards. If a named executive officer separates from service for any other reason, then unless the phantom unit award is accelerated in whole or in part by the board of directors, in its sole discretion, then all unvested phantom unit awards shall be forfeited as of the date of such separation from service.
Pursuant to the phantom unit award agreement, “Disability” means that the executive is unable to engage in substantial gainful activity by reason of any medically determinable physical or mental impairment that can be expected to result in death or can be expected to last for a continuous period of not less than 12 months.
Further, the phantom unit award agreement provides that “Cause” has such meaning as assigned to it under any employment agreement entered into between us or our affiliates and the executive, and that is in effect on the date of the executive’s separation from service, or, if no such agreement exists, “Cause” means the executive (A) has engaged in gross negligence, gross incompetence or willful misconduct in the performance of his or her duties, (B) has refused, without proper reason, to perform his or her duties, (C) has willfully engaged in conduct which is materially injurious to us or our affiliates (monetarily or otherwise), (D) has committed an act of fraud, embezzlement or willful breach of a fiduciary duty to us or our affiliates (including the unauthorized disclosure of confidential or proprietary material information), or (E) has been convicted of, pled guilty to, or pled no contest to, a crime involving fraud, dishonesty, or moral turpitude.
The phantom unit agreement also provides that “Good Reason” means any of the following, but only if occurring without the executive’s consent: (1) a material diminution in the executive’s base salary, (2) a material diminution in the executive’s authority, duties, or responsibilities, (3) a material diminution in the authority, duties, or responsibilities of the supervisor to whom the executive is required to report, including a requirement that the executive report to a corporate officer or employee instead of reporting directly to the board of directors, (4) a material diminution in the budget over which the executive retains authority, (5) a material change in the geographic location at which the executive must perform services for the us or our affiliates, or (6) the failure of us or our affiliates to comply with any material provision of the agreement under which the executive provides services to the us or our affiliates, if any; provided, however, that (a) in each case, the executive must provide notice in writing to the general partner of the existence of the condition and the general partner shall have an opportunity to remedy the condition before the executive may separate from service for “Good Reason,” and (b) the executive must ultimately terminate his or her services no later than 24 months following the initial existence of the condition described above.
Pursuant to the terms of the LTIP, a “Change of Control” means, and shall be deemed to have occurred upon one or more of the following events:
i.any “person” or “group” within the meaning of those terms as used in Sections 13(d) and 14(d)(2) of the Exchange Act, other than members of the general partner, the Partnership, or an affiliate of either the general partner or the Partnership, shall become the beneficial owner, by way of merger, consolidation, recapitalization, reorganization or otherwise, of 50% or more of the voting power of the voting securities of the general partner or the Partnership;
ii.the limited partners of the general partner or the Partnership approve, in one transaction or a series of transactions, a plan of complete liquidation of the general partner or the Partnership;
iii.the sale or other disposition by either the general partner or the Partnership of all or substantially all of its assets in one or more transactions to any person other than an affiliate;
iv.the general partner or an affiliate of the general partner or the Partnership ceases to be the general partner of the Partnership;

v.any event that is a “Corporate Change” under Section 4.5(c)(1),(2), or (3) of the 2010 Incentive Plan of Western Refining, Inc., as amended; or
vi.any other event specified as a “Change of Control” in an applicable award agreement.

Notwithstanding the above, with respect to an award that constitutes deferred compensation under Section 409A of the Code, a “Change of Control” shall not occur unless it also constitutes a “change in the ownership of a corporation,” a “change in the effective control of a corporation,” or a “change in the ownership of a substantial portion of a corporation’s assets,” in each case, within the meaning of 1.409A-3(i)(5) of the Treasury Regulations, as applied to non-corporate entities.
This description of the named executive officer phantom unit award agreement does not purport to be a complete statement of the parties' rights and obligations thereunder. The above statements are qualified in their entirety by reference to the form of phantom unit award agreement, which has been filed as an exhibit to this Annual Report on Form 10-K.
Assuming the named executive officers experienced a separation from service as of December 31, 2014, due to death or disability or during the 24 months following a Change of Control and such termination is without Cause or for Good Reason, then the following payments would be applicable for each named executive officer.

	Accelerated Vesting of Phantom Units	Total
Name	($)(1)	($)
Jeff A. Stevens	1,929,186	1,929,186
Gary R. Dalke	827,404	827,404
Mark J. Smith	1,054,629	1,054,629
Lowry Barfield	737,368	737,368
Jeffrey S. Beyersdorfer	574,468	574,468
Karen B. Davis	363,347	363,347

(1)
This column represents the market value of the phantom units subject to acceleration calculated by multiplying the number of unvested units on December 31, 2014, by $30.50, which was the closing price of a unit of the our common units on December 31, 2014.

Neither we nor Western allocate any portion of the expense reimbursement provided for in the omnibus or services agreements to services provided by an individual executive officer to us, including upon a named executive officer terminating service; rather, the amount reimbursed covers a wide range of general and administrative costs that Western calculates annually at its discretion.
Director Compensation
Non-Employee Director Compensation Process Generally

The compensation paid to directors of our general partner who do not also serve as an officer or employee of our general partner ("Non-employee Directors") is designed to attract and retain nationally recognized, highly qualified directors to lead the Partnership and to meaningfully align the interests of directors with the interests of unitholders. In setting Non-employee Director compensation, the board of directors of the general partner considers these factors, as well as the significant amount of time that the directors spend fulfilling their duties, the skill and experience required of the directors and other factors. Since the Offering, Non-employee Director compensation has consisted of both cash and equity components under our LTIP.

Our general partner’s board of directors is not required to maintain, and does not maintain, a compensation committee. Accordingly, the board of directors evaluates and sets Non-employee Director compensation. In setting Non-employee Director compensation, the board of directors generally follows a process similar to that used for setting named executive officer compensation, as discussed above. The board of directors considers the advice, analysis and information provided by independent compensation consultants as well as the current market conditions and industry environment in which the Partnership operates. The board of directors further considers the significant amount of time that directors spend fulfilling their duties and the skill and experience required of the directors. After considering all of these factors and using their common sense, experience and judgment, the board of directors established a Non-employee Director compensation program comprised of both cash and equity components awarded under our LTIP in the amounts described below for each of 2014 and 2015.

Non-Employee Director Compensation for 2014

In connection with the Offering, the board of directors of the general partner retained Longnecker, independent outside compensation consultant, to provide it with an analysis of director and named executive officer compensation, comparative data and associated recommendations regarding peer groups. The board of directors utilized this data, in conjunction with the other sources of information, in establishing Non-employee Director compensation at the time of the Offering.
Officers or employees of our general partner who also serve as directors of our general partner do not receive additional compensation for such service. Currently, Mr. Stevens is the only director who is also an officer of our general partner, and as such, he does not receive additional compensation for such service as a director. In 2014, Non-employee Directors received compensation as follows:

•	A cash retainer of $50,000 per year, paid quarterly in arrears.

•	For the Audit Committee chair, an additional cash retainer of $15,000 per year and for the Conflicts Committee chair, an additional cash retainer of $10,000 per year, each paid quarterly.

•	An additional cash payment of $1,500 for each board of directors or committee meeting attended.

•
Annual grants under our LTIP of a number of phantom units with a fair market value equal to approximately $60,000 at the date of grant. These phantom units generally vest at the end of the quarter in which the one-year anniversary of the date of grant occurs.

In addition, we reimburse each director for out-of-pocket expenses incurred in connection with attending meetings. We will fully indemnify each director for actions associated with being a director to the fullest extent permitted under Delaware law pursuant to a director indemnification agreement and our partnership agreement.
None of the directors were granted or held any options or unit appreciation rights and none of the directors participated in a pension plan.
On August 20, 2014, the board of directors granted Non-employee Directors phantom units that generally vest and settle in October 2015, subject to the director's continued provision of services to the general partner and the Partnership through the applicable vesting date. The phantom units may be satisfied by delivery of common units, cash equal to the fair market value of the specified number of common units covered by the award on the vest date, or any combination thereof as determined by the board of directors. The phantom units include DERs, which entitle the director to receive cash at the time of vesting equal to the amount of any cash distributions made by the Partnership during the period the DER is outstanding. DERs that relate to the phantom units will be forfeited to the extent the award is forfeited.
The following table reflects all compensation granted to each Non-employee Director during 2014. Mr. Stevens serves as the Chief Executive Officer and President of our general partner and, as such, does not receive any additional compensation for his service as a director.
2014 NON-EMPLOYEE DIRECTOR COMPENSATION

	Fees Earned or Paid in Cash	Stock Awards	Total
Name	($)(1)	($)(2)(3)(4)	($)
Paul L. Foster	61,185	60,000	121,185
Scott D. Weaver	61,185	60,000	121,185
David D. Kinder	93,763	60,000	153,763
Michael C. Linn	87,359	60,000	147,359
Andrew L. Atterbury	27,500	60,000	87,500

(1)
The amounts in this column reflect the annual cash fees paid for each Non-employee Directors' board and committee service paid during the 2014 fiscal year for services provided from the closing of the Offering through the third quarter 2014. Annual cash fees are paid quarterly in arrears.

(2)
On August 20, 2014, each of the Non-employee Directors received a grant of 1,721 phantom units, representing his annual phantom unit award grant of $60,000, based on the closing trading price of $34.87 per common unit of the Partnership.

(3)
This amounts in this column represent the aggregate grant date fair value of the award of phantom units, computed in accordance with Financial Accounting Standards Board Accounting Codification Topic 718, Compensation - Stock Compensation ("FASB ASC Topic 718"). All amounts in this column are calculated, in accordance with FASB ASC Topic

718, by multiplying the volume of phantom units granted by the closing price of a unit of our common units as of the date of grant.

(4)	As of December 31, 2014, each Non-employee Director had the following number of outstanding phantom unit awards:

Stock Awards
Number Phantom Units That Have Not Vested
Name	(#)(1)
Paul L. Foster	1,721
Scott D. Weaver	1,721
David D. Kinder	1,721
Michael C. Linn	1,721
Andrew L. Atterbury	1,721

(1)	Equity awards of phantom units granted to non-employee directors generally will vest in full twelve months after the grant date.
Non-Employee Director Compensation for 2015
In February 2015, the board of directors evaluated Non-employee Director compensation for 2015, including the factors described above in Non-Employee Director Compensation Process Generally, and the analysis provided by PM&P in December 2014 of the Partnership's Non-employee Director compensation, comparative data and associated recommendations regarding peer groups. Following this evaluation, the board of directors determined to make the following adjustments to Non-employee Director compensation: (i) pay a cash retainer of $65,000 per year, paid quarterly in arrears; and (ii) make annual grants under our LTIP of a number of phantom units with a fair market value equal to approximately $75,000 at the date of grant. Except for these changes, there were no other adjustments to Non-employee Director compensation as described above.
Unit Ownership Guidelines
In October 2013, the board of directors approved common unit ownership guidelines for each of the independent directors equal to three times such independent director's annual cash retainer. Independent directors may satisfy their ownership requirements with common units, units that are time-vested restricted units, phantom units or restricted units held directly or indirectly or in a retirement or deferred compensation account. Each independent director has five years from the adoption of the guidelines to achieve these ownership levels and newly elected directors have five years from the date they are elected or appointed, as applicable, to meet these requirements. The board is responsible for monitoring compliance with these guidelines. As of the date of this Annual Report on Form 10-K, Mr. Linn satisfies the minimum unit ownership requirements and the other independent directors are within the five-year period for complying with the unit ownership guidelines.
Compensation Committee Interlocks and Insider Participation
As previously discussed, our general partner’s board of directors is not required to maintain, and does not maintain, a compensation committee. Mr. Stevens, who is a director of our general partner, is also an executive officer of our general partner and Western. Mr. Stevens does not participate in board deliberations regarding LTIP grants to him. All other decisions regarding Mr. Stevens' compensation are made solely by Western. Please see Item 13. Certain Relationships and Related Transactions, and Director Independence below for information about relationships among us, our general partner and Western. Please see above for information about our director and executive officer compensation.

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
We report the amounts and percentage of units beneficially owned on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. The rules of the SEC deem a person a “beneficial owner” of a security if that person has or shares “voting power” that includes the power to vote or to direct the voting of the security, or “investment power” that includes the power to dispose of or to direct the disposition of the security. In computing the number of common units beneficially owned by a person and the percentage ownership of that person, common units subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of February 27, 2015, if any, are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all units that they beneficially own, subject to community property laws where applicable.
The following table includes common units granted under the LTIP and that directors and executive officers have purchased through the directed unit program during the Offering. The percentage of our units beneficially owned is based on a total of 24,033,951 common units and 22,811,000 subordinated units outstanding. The percentage of Western shares beneficially owned is based on a total of 96,200,657 common shares outstanding.

	Western Refining Logistics, LP					Western Refining, Inc.
Name of Beneficial Owner (1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Percentage of Total Common and Subordinated Units Beneficially Owned	Common Stock Beneficially Owned		Percentage of Common Stock Beneficially Owned
Paul L. Foster (2)	252,727	1.1%	—	—	0.5%	19,158,509		19.9%
Jeff A. Stevens	15,151	*	—	—	*	3,490,649		3.6%
Scott D. Weaver	27,727	0.1%	—	—	*	1,301,691		1.4%
Mark J. Smith	31,916	0.1%	—	—	*	42,253		*
Michael C. Linn	15,227	*	—	—	*	—		—
Gary R. Dalke	12,926	*	—	—	*	68,479		*
Matthew L. Yoder	7,439	*	—	—	*	55,047		*
Jeffrey S. Beyersdorfer	5,267	*	—	—	*	54,267		*
Andrew L. Atterbury	—	—	—	—	—	—	—	—
David D. Kinder	2,727	*	—	—	*	—		—
William R. Jewell	3,163	*	—	—	*	97,218		0.1%
Lowry Barfield	4,836	*	—	—	*	53,126		*
All directors and executive officers as a group (12 persons)	379,106	1.6%	—	—	0.8%	24,321,239		25.3%
Other 5% or more unitholders:
Western Refining, Inc. (3)	8,158,592	33.9%	22,811,000	100%	66.1%	—		—
Goldman Sachs Asset Management (4)	2,667,522	11.1%	—	—	5.7%	—		—
Harvest Fund Advisors LLC (5)	2,652,260	11.0%	—	—	5.7%	—		—
Atlantic Trust Group LLC (6)	2,001,486	8.3%	—	—	4.3%	—		—

*	Less than .1%.

(1)	Unless otherwise indicated, the address for all beneficial owners in this table is 123 W. Mills Avenue, Suite 200, El Paso, Texas 79901.

(2)
Of the WNR shares indicated as beneficially owned by Mr. Foster, 15,654,581 are beneficially owned by Franklin Mountain Investments Limited Partnership ("FMILP"), in which Mr. Foster holds a 100.0% interest. Mr. Foster is the sole shareholder and President of Franklin Mountain G.P., LLC, the General Partner of FMILP and, as such, he may be deemed to have voting and dispositive power over the shares beneficially owned by FMILP. Of the shares beneficially owned by Mr. Foster, 3.4 million shares are pledged as collateral on lines of credit.

(3)
As of December 31, 2014, Western indirectly held 8,158,592 common units and 22,811,000 subordinated units. Western Refining Southwest, Inc., a wholly-owned subsidiary of Western, is the record holder of 8,158,592 common units and 22,811,000 subordinated units. Western is the ultimate parent company of each entity and may, therefore, be deemed to beneficially own the units held by each entity. Western files information with or furnishes information to the Securities and Exchange Commission pursuant to the information requirements of the Securities Exchange Act of 1934, as amended.

(4)
According to a Schedule 13G/A filed with the SEC on February 13, 2015, by Goldman Sachs Asset Management, with an address of 200 West Street, New York, New York 10282. The Schedule 13G reports that Goldman Sachs Asset Management, L.P. and GS Investment Strategies, LLC share voting and dispositive power with respect to the reported units.

(5)
According to a Schedule 13G filed with the SEC on December 10, 2014, by Harvest Fund Advisors LLC, with an address of 100 W. Lancaster Ave, Ste 200, Wayne, Pennsylvania 19087. The Schedule 13G reports that Harvest Fund Advisors LLC holds sole voting and sole dispositive power with respect to the reported units.

(6)
According to a Schedule 13G filed with the SEC on February 9, 2015, by Atlantic Trust Group LLC, with an address of Two Peachtree Pointe, Suite 1100, 1555 Peachtree Street, NE, Atlanta, GA 30309. The Schedule 13G reports that Atlantic Trust Group LLC holds sole voting and sole dispositive power with respect to the reported units.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted average exercise price of outstanding options, warrants and rights (2)	(c) Number of securities remaining available for future issuance under equity compensation plans, excluding securities reflected in column (a)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders (3)	280,251	—	4,195,282
Total	280,251	—	4,195,282

(1)
The amounts in column (a) of this table reflect only phantom units that have been granted under the LTIP. No equity or equity-based awards have been made by us, including under the LTIP, other than the phantom units. Phantom units represent rights to receive (at vesting) one common unit in the Partnership or an amount of cash equal to the fair market value of such unit, at the sole discretion of the board of directors of the general partner of the Partnership.

(2)	This column is not applicable because phantom units do not have an exercise price.

(3)
The LTIP was adopted by the Western Refining Logistics GP, LLC in connection with the closing of the Offering and provides for the grant of a wide variety of cash and equity awards. For additional information about the LTIP, please refer to Item 11 of this Annual Report on Form 10-K. For a summary of the material terms of the LTIP, please refer to the section of our Form S-1 filed with the SEC on October 2, 2013, entitled "Long-Term Incentive Plan."

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Certain Relationships and Related Party Transactions
As of February 27, 2015, Western owns 8,158,592 common units and 22,811,000 subordinated units, representing an approximate 66.2% limited partner interest in us. Transactions with Western and its affiliated entities are considered to be related party transactions because Western and its affiliates own more than 5% of our equity interests; in addition, Western's executive officers serve as executive officers of both Western and our general partner.
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
Initial Public Offering
On October 10, 2013, the common units of WNRL began trading on the New York Stock Exchange under the symbol "WNRL." On October 16, 2013, WNRL completed the Offering of 15,812,500 common units representing limited partner interests at a price of $22.00 per unit.
On October 16, 2013 in exchange for assets contributed at historical cost, Western received:

•	6,998,500 common units and 22,811,000 subordinated units, representing an aggregate 65.3% limited partner interest;

•	All of WNRL's incentive distribution rights; and

•	An aggregate cash distribution of $244.9 million to certain of Western's wholly-owned subsidiaries.
Wholesale Acquisition
On October 15, 2014, we completed the acquisition from Western of the outstanding limited liability company interests of WRW, which owned primarily all of Western’s southwest wholesale assets, pursuant to the Contribution Agreement, by and among WNRL, Western, WRSW and the General Partner. Pursuant to the Contribution Agreement, we acquired all of the outstanding limited liability company interests of WRW in exchange for consideration of approximately $320 million in cash and the issuance of 1,160,092 common units representing limited partner interests in WNRL. The cash payment was primarily financed using bank financing under our existing credit facility.

Distributions and Payments to Our General Partner and its Affiliates
We will generally make cash distributions to our unitholders pro rata, including Western, as the holder of 8,158,592 common units and 22,811,000 subordinated units. In addition, if distributions exceed the minimum quarterly distribution and other higher target distribution levels, Western will be entitled to increasing percentages of the distributions, up to 50% of the distributions above the highest target distribution level. Our distribution to unitholders for the quarter ended December 31, 2014 of $0.3325 per unit exceed the lowest target distribution of $0.3306 per unit, resulting in us paying a nominal distribution to our general partner as the holder of our incentive distribution rights.
Assuming we have sufficient available cash to pay the full minimum quarterly distribution on all of our outstanding units for four quarters, Western would receive an annual distribution of approximately $35.6 million on its common and subordinated units. See Note 15, Equity for additional information.
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
Commercial Agreements with Western
The agreements described below became effective on October 16, 2013, concurrent with the closing of the Offering.
Logistics Agreements
We derive substantially all of our logistics revenues from two 10-year, fee-based agreements with Western supported by minimum volume commitments and annual adjustments to fees that we and Western may renew for two additional five-year periods upon mutual agreement. Under these agreements, we provide various pipeline, gathering, transportation, terminalling and storage services to Western and Western has committed to provide us with minimum fees based on minimum monthly throughput volumes of crude oil and refined and other products and reserved storage capacity.
Pipeline and Gathering Services Agreement
We entered into a pipeline and gathering services agreement with Western under which we agreed to transport crude oil on our Permian Basin system to Western’s El Paso refinery and on our Four Corners system to Western’s Gallup refinery. We charge Western fees for pipeline movements, truck offloading and product storage. During 2014 we recorded fee based revenues of $42.5 million related to this agreement.
Terminalling, Transportation and Storage Services Agreement
We entered into a terminalling, transportation and storage services agreement with Western under which we have agreed to, among other things, distribute products produced at Western’s refineries, connect Western’s refineries to third-party pipelines and systems and provide fee-based asphalt terminalling and processing services. At our network of crude oil and refined products terminals and related assets and storage facilities, we charge Western fees for crude oil, blendstock and refined product storage, shipments into and out of storage, and additive and blending services. At our asphalt plant and terminal in El Paso and our three stand-alone asphalt terminals, we charge Western fees for asphalt storage, shipments into and out of asphalt storage and asphalt processing and blending. During 2014 we recorded fee based revenues of $95.5 million related to this agreement.
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

Wholesale Agreements
In connection with the Wholesale Acquisition, we entered into the following 10-year agreements with Western. These agreements include certain minimum volume commitments by Western.
Product Supply Agreement
We entered into a product supply agreement under which Western will supply and we will purchase approximately 79,000 bpd of refined products. The price per barrel will be based upon OPIS or Platts indices on the day of delivery. Pricing is subject to annual revision based on mutual agreement between us and Western. The agreement provides for make-up payments to us in any month that our average margin on non-delivered rack sales is less than a certain amount. During 2014 we recorded $2.0 million in revenues related to make-up payments from Western under this agreement.
Fuel Distribution and Supply Agreement
We entered into a fuel distribution and supply agreement under which Western agreed to purchase all of its retail requirements for branded and unbranded motor fuels for its retail and unmanned fleet fueling sites at a price per gallon that is $0.03 above our cost. Western has agreed to purchase a minimum of 645,000 barrels per month of branded and unbranded motor fuels for its retail and unmanned fleet fueling sites. In any month that Western doesn’t purchase the minimum volume, Western will pay us $0.03 per gallon shortfall. In any month in which Western purchases volumes in excess of the minimum, we will pay Western $0.03 per gallon over the minimum until the balance of the trailing twelve month shortfall payments is reduced to $0. During 2014 we recorded $1.9 million in revenues related to shortfall payments from Western under this agreement.
Crude Oil Trucking Transportation Services Agreement
We entered into a crude oil trucking transportation services agreement under which Western has agreed to pay a flat rate per mile per barrel plus monthly fuel adjustments and customary applicable surcharges. The rates are subject to adjustment annually based on mutual agreement between us and Western. Western has agreed to contract a minimum of 1.525 million barrels of crude oil to us for hauling each month.
Other Agreements with Western
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

Contribution, Conveyance and Assumption Agreement
We entered into Contribution Agreement with Western under which we acquired all of the outstanding limited liability company interests of Western Refining Wholesale, LLC (“WRW”), which owned substantially all of Western’s southwest wholesale assets. Among other things, Western agreed to indemnify us with respect to liabilities related to certain historical assets and operations of WRW that were not contributed to us in the Wholesale Acquisition. In addition, Western made certain representations and warranties regarding the assets of WRW, including with respect to environmental matters, and agreed in to indemnify us for breaches of those representations and warranties, subject to specified deductibles, caps and other limitations.
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
For amounts paid by us or Western, as applicable, under the above described agreements, see Note 21, Related Party Transactions to our Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data above.
The information required by Item 407(a) of Regulation S-K is included in Item 10. Directors, Executive Officers and Corporate Governance above.

Item 14.	Principal Accountant Fees and Services
For fiscal year 2014 and 2013, Deloitte & Touche LLP billed the following fees and expenses for the indicated services:

	Deloitte Fiscal Year Ended 12/31/2014	Deloitte Fiscal Year Ended 12/31/2013
Audit Fees and Expenses	$1,218,140	$194,250
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees and Expenses	$1,218,140	$194,250
Audit fees paid for the services of Deloitte during fiscal year 2014 and 2013 include services related to the audits of our consolidated financial statements and audit services provided in connection with our regulatory filings. Fees and expenses are for services in connection with the audit of our fiscal year ended December 31, 2014 and 2013 financial statements regardless of the timing of payment for those fees and expenses.
All engagements performed by our independent registered public accounting firm, whether for auditing or non-auditing services, must be pre-approved by the Audit Committee. During the fiscal year ended December 31, 2014 and the portion of the year ended December 31, 2013, following the Offering, all of the services performed for us by Deloitte were pre-approved by our Audit Committee.

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
(c) Exhibits
Exhibit Index***

Exhibit Number	Description
2.1
Contribution, Conveyance and Assumption Agreement by and among WNRL, Western Refining Logistics GP, LLC, Western Refining Southwest, Inc., San Juan Refining Company, LLC, Western Refining Pipeline, LLC, Western Refining Terminals, LLC, Western Refining Company, L.P. and Western (incorporated by reference to Exhibit 10.2 to WNRL's Current Report on Form 8-K, filed with the SEC on October 22, 2013).

2.2
Contribution, Conveyance and Assumption Agreement, dated as of September 25, 2014, by and among Western Refining, Inc., Western Refining Southwest, Inc., Western Refining Logistics GP, LLC and Western Refining Logistics, LP (incorporated by reference to Exhibit 2.1 to WNRL’s Current Report on Form 8-K, filed with the SEC on October 1, 2014).

2.3
Amendment No. 1 to the Contribution, Conveyance and Assumption Agreement, dated as of October 15, 2014, by and among Western Refining, Inc., Western Refining Southwest, Inc., Western Refining Logistics GP, LLC and Western Refining Logistics, LP (incorporated by reference to Exhibit 2.2 to WNRL's Quarterly Report on Form 10-Q, filed with the SEC on November 6, 2014).

3.1
Certificate of Limited Partnership of Western Refining Logistics, LP (incorporated by reference to Exhibit 3.1 to WNRL's Registration Statement on Form S-1 (File No. 333-190135), filed with the SEC on July 25, 2013).

3.2
First Amended and Restated Limited Partnership Agreement of Western Refining Logistics, LP dated October 16, 2013 (incorporated by reference to Exhibit 3.2 to WNRL's Current Report on Form 8-K, filed with the SEC on October 22, 2013).

3.3
Certificate of Formation of Western Refining Logistics GP, LLC (incorporated by reference to Exhibit 3.3 to WNRL's Registration Statement on Form S-1 (File No. 333-190135), filed with the SEC on July 25, 2013).

3.4
First Amended and Restated Limited Liability Company Agreement of Western Refining Logistics GP, LLC, dated October 16, 2013, (incorporated by reference to Exhibit 3.3 to WNRL's Current Report on Form 8-K, filed with the SEC on October 22, 2013).

4.1
Indenture, dated February 11, 2015, by and among Western Refining Logistics, LP, WNRL Finance Corp., the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of WNRL's Current Report on Form 8-K, filed with the SEC on February 11, 2015).

4.2	Form of 7.50% Senior Note (included in Exhibit 4.1).
4.3
Registration Rights Agreement, dated February 11, 2015, by and among Western Refining Logistics, LP, WNRL Finance Corp. and the Guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC, Credit Agricole Securities (USA) Inc., RBS Securities Inc., SunTrust Robinson Humphrey, Inc., Barclays Capital Inc., Comerica Securities Inc., Deutsche Bank Securities Inc., PNC Capital Markets LLC, RB International Markets (USA) LLC, Regions Securities LLC and UBS Securities LLC as the Initial Purchasers (incorporated by reference to Exhibit 4.3 of WNRL's Current Report on Form 8-K, filed with the SEC on February 11, 2015).

10.1
Credit Agreement, dated October 16, 2013, by and among Western Refining Logistics, LP, as borrower, the lenders from time to time party thereto and Well Fargo Bank, National Association, as Administrative Agent, Swingline Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to WNRL's Current Report on Form 8-K, filed with the SEC on October 22, 2013).

10.2
Omnibus Agreement dated October 16, 2013, by and among Western Refining Logistics, LP, Western Refining Logistics GP, LLC, Western Refining, Inc., Western Refining Southwest, Inc., Western Refining Company, L.P. and Western Refining Wholesale, Inc. (incorporated by reference to Exhibit 10.3 to WNRL's Current Report on Form 8-K, filed with the SEC on October 22, 2013).

Exhibit Number	Description
10.3
Operational Services Agreement dated October 16, 2013, by and among Western Refining Logistics, LP, Western Refining Company, L.P. and Western Refining Southwest, Inc. (incorporated by reference to Exhibit 10.4 to WNRL's Current Report on Form 8-K, filed with the SEC on October 22, 2013).

10.4††
Pipeline and Gathering Services Agreement dated October 16, 2013, by and among Western Refining Company, L.P., Western Refining Southwest, Inc. and Western Refining Pipeline, LLC (incorporated by reference to Exhibit 10.5 to WNRL's Current Report on Form 8-K, filed with the SEC on October 22, 2013).

10.5††
Terminalling, Transportation and Storage Services Agreement dated October 16, 2013, by and among Western Refining Company, L.P., Western Refining Southwest, Inc. and Western Refining Terminals, LLC (incorporated by reference to Exhibit 10.6 to WNRL's Current Report on Form 8-K, filed with the SEC on October 22, 2013).

10.6††
Product Supply Agreement dated October 15, 2014, by and among Western Refining Southwest, Inc., Western Refining Company, L.P. and Western Refining Wholesale, LLC (incorporated by reference to Exhibit 10.1 to WNRL’s Current Report on Form 8-K, filed with the SEC on October 16, 2014).

10.7††
Fuel Distribution and Supply Agreement dated October 15, 2014, by and between Western Refining Wholesale, LLC and Western Refining Southwest, Inc. (incorporated by reference to Exhibit 10.2 to WNRL’s Current Report on Form 8-K, filed with the SEC on October 16, 2014).

10.8††
Crude Oil Trucking Transportation Services Agreement dated October 15, 2014, by and among Western Refining Wholesale, LLC, Western Refining Company, L.P. and Western Refining Southwest, Inc. (incorporated by reference to Exhibit 10.3 to WNRL’s Current Report on Form 8-K, filed with the SEC on October 16, 2014).

10.9†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.10 to WNRL’s Registration Statement on Form S-1 (File No. 333-190135), filed with the SEC on September 27, 2013).
10.10†	Western Refining Logistics, LP 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 to WNRL's Current Report on Form 8-K, filed with the SEC on October 22, 2013).
10.11†
Form of Phantom Unit Award Agreement (time-based vesting) (incorporated by reference to Exhibit 10.8 to WNRL’s Form S-1 Registration Statement (File No. 333-190135), filed with the SEC on September 27, 2013).

10.12†
Form of Phantom Unit Award Agreement (performance-based vesting) (incorporated by reference to Exhibit 10.9 to the WNRL's Form S-1 Registration Statement (File No. 333-190135), filed with the SEC on September 27, 2013).

10.13†	Form of Phantom Unit Award Agreement (time-based vesting) (incorporated by reference to Exhibit 10.1 to WNRL's Quarterly Report on Form 10-Q, filed with the SEC on May 12, 2014).
21.1*	List of Subsidiaries of WNRL.
23.1*	Consent of Deloitte & Touche LLP, dated March 2, 2015.
31.1*	Certification Statement of Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Statement of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Statement of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification Statement of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Interactive Data Files.
_______________________________________

*	Filed herewith.
**	Furnished herewith.
***	Reports filed under the Securities Exchange Act of 1934, as amended (including Form 10-K, Form 10-Q and Form 8-K), are filed under File No. 001-36114.
†	Management contract or compensatory plan or arrangement.
††	The SEC has granted confidential treatment for certain portions of this Exhibit pursuant to a confidential treatment order. Such portions have been omitted and filed separately with the SEC.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
WESTERN REFINING LOGISTICS, LP
BY: WESTERN REFINING LOGISTICS GP, LLC

Signature	Title	Date
/s/ Jeff A. Stevens	Chief Executive Officer and President	March 2, 2015
Jeff A. Stevens
________________________________________________________________________________________________________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jeff A. Stevens	Chief Executive Officer, President and Director	March 2, 2015
Jeff A. Stevens	(Principal Executive Officer)

/s/ Paul L. Foster	Director	March 2, 2015
Paul L. Foster

/s/ Scott D. Weaver	Director	March 2, 2015
Scott D. Weaver

/s/ David D. Kinder	Director	March 2, 2015
David D. Kinder

/s/ Michael C. Linn	Director	March 2, 2015
Michael C. Linn

/s/ Andrew L. Atterbury	Director	March 2, 2015
Andrew L. Atterbury

/s/ Gary R. Dalke	Interim Chief Financial Officer	March 2, 2015
Gary R. Dalke	(Principal Financial Officer)

/s/ William R. Jewell	Chief Accounting Officer	March 2, 2015
William R. Jewell	(Principal Accounting Officer)