Form 10-Q
period 2015-03-31
Western Refining Logistics, LP
filed 2015-05-07
CIK 1581908

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 1, 2015, there were 24,016,748 common units and 22,811,000 subordinated units outstanding.

WESTERN REFINING LOGISTICS, LP

EXPLANATORY NOTE
Western Refining Logistics, LP ("WNRL" or "the Partnership") is a publicly-traded Delaware limited partnership that completed its initial public offering (the "Offering") of 15,812,500 common units on October 16, 2013. In conjunction with the Offering, Western Refining, Inc. ("Western") and certain of its subsidiaries contributed to us the majority of the logistics assets that we currently operate. Unless the context otherwise requires, references in this report to “Western Refining Logistics, LP,” “WNRL,” the “Partnership,” “we,” “our,” “us” or like terms used in context of periods on or after October 16, 2013, refer to Western Refining Logistics, LP and its subsidiaries.
On October 15, 2014, WNRL purchased from Western all of the outstanding limited liability company interests of Western Refining Wholesale, LLC ("WRW") for $320 million in cash and 1,160,092 common units (the "Wholesale Acquisition"). This purchase transferred substantially all of WRW's wholesale assets and operations from Western to WNRL, constituting the purchase of a business between entities under common control. The information contained herein for WNRL has been retrospectively adjusted, to include the historical results of the WRW assets that we acquired, for periods prior to the effective date of the transaction.
See Note 1, Organization and Note 3, Acquisitions, to our condensed consolidated financial statements for information regarding the closing of the Offering and the purchase of WRW, respectively.
FORWARD-LOOKING STATEMENTS
Certain statements included throughout this Quarterly Report on Form 10-Q and in particular under the section entitled Part I — Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations relating to matters that are not historical fact should be deemed forward-looking statements that represent beliefs and assumptions based on currently available information. These forward-looking statements relate to matters such as our industry including the regulation of our industry, the expected outcomes of legal proceedings involving us or Western, business strategy, future operations, acquisition opportunities, volatility of crude oil prices, taxes, capital expenditures, liquidity and capital resources and other financial and operating information. Forward-looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. We have used the words “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “position,” “potential,” “predict,” “project,” “strategy,” “will,” “future” and similar terms and phrases to identify forward-looking statements in this report.
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
When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Quarterly Report on Form 10-Q. Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to predict or identify all of these factors, they include, among others, the following:

•
changes in the business strategy or activity levels of Western that may be impacted by a variety of factors, including changes in crack spreads, changes in the spread between West Texas Intermediate ("WTI") crude oil and West Texas Sour ("WTS") crude oil, also known as the sweet/sour spread and changes in the spread between WTI crude oil and Dated Brent crude oil and between WTI Cushing crude oil and WTI Midland crude oil;

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

i

•
operating hazards, natural disasters, weather-related delays, casualty losses and other matters, including those that may result in a force majeure event under our commercial agreements with Western, that may be beyond our control;

•	the effects of and costs relating to compliance with existing and future local, state and federal laws and governmental regulations and the manner in which they are interpreted and implemented;

•	changes in insurance markets impacting costs and the level and types of coverage available;

•	disruptions due to equipment interruption or failure at our facilities, Western’s facilities or third-party facilities on which our business is dependent;

•	our ability to successfully implement our business plan;

•	the effects of future litigation; and

•
other factors discussed in more detail herein and under Part I. — Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2014, that are incorporated herein by this reference.

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
WESTERN REFINING LOGISTICS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except unit data)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$88,172	$54,298
Accounts receivable:
Affiliate	55,614	52,056
Third-party, net of a reserve for doubtful accounts of $137 and $107, respectively	62,824	54,785
Inventories	15,034	14,483
Prepaid expenses	6,871	8,276
Other current assets	4,473	2,550
Total current assets	232,988	186,448
Property, plant and equipment, net	185,191	182,545
Intangible assets, net	4,046	4,185
Other assets, net	11,785	5,095
Total assets	$434,010	$378,273
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Affiliate	$128,163	$105,715
Third-party	10,840	11,455
Accrued liabilities, including deferred revenue from affiliate of $8,011 and $6,779, respectively	22,445	19,197
Total current liabilities	161,448	136,367
Long-term liabilities:
Long-term debt, less current portion	300,000	269,000
Total long-term liabilities	300,000	269,000
Commitments and contingencies
Equity (Deficit):
General partner	(16)	—
Common unitholders - Public (15,858,156 and 15,823,408 units issued and outstanding, respectively)	327,422	327,592
Common unitholders - Western (8,158,592 units issued and outstanding)	(94,625)	(94,583)
Subordinated unitholders - Western (22,811,000 units issued and outstanding)	(260,219)	(260,103)
Total equity	(27,438)	(27,094)
Total liabilities and equity	$434,010	$378,273

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING LOGISTICS, LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per unit data)

	Three Months Ended
	March 31,
	2015	2014
Revenues:
Fee based:
Affiliate	$45,478	$39,571
Third-party	623	701
Sales based:
Affiliate	132,771	197,013
Third-party	428,524	627,325
Total revenues	607,396	864,610
Operating costs and expenses:
Cost of products sold:
Affiliate	130,508	197,013
Third-party	411,193	607,804
Operating and maintenance expenses	35,637	33,683
General and administrative expenses	5,931	5,197
Gain on disposal of assets, net	(84)	—
Depreciation and amortization	4,738	4,152
Total operating costs and expenses	587,923	847,849
Operating income	19,473	16,761
Other income (expense):
Interest expense and other financing costs	(3,964)	(361)
Other income, net	17	43
Net income before income taxes	15,526	16,443
Provision for income taxes	(203)	(119)
Net income	15,323	16,324
Net income attributable to General Partner	—	5,391
Net income attributable to limited partners	$15,323	$10,933

Net income per limited partner unit:
Common - basic	$0.33	$0.24
Common - diluted	0.33	0.24
Subordinated - basic and diluted	0.33	0.24

Weighted average limited partner units outstanding:
Common - basic	23,985	22,811
Common - diluted	23,996	22,815
Subordinated - basic and diluted	22,811	22,811

Cash distributions declared per common unit	$0.3325	$0.2407

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING LOGISTICS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net income	$15,323	$16,324
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,738	4,152
Reserve for doubtful accounts	27	—
Amortization of loan fees	235	129
Unit-based compensation expense	415	221
Gain on disposal of assets, net	(84)	—
Changes in operating assets and liabilities:
Accounts receivable - Third-party	(8,066)	54
Accounts receivable - Affiliate	(3,558)	(362)
Inventories	(551)	713
Prepaid expenses	1,405	237
Other assets	(2,179)	(84)
Accounts payable and accrued liabilities	25,740	3,092
Other long-term liabilities	—	5
Net cash provided by operating activities	33,445	24,481
Cash flows from investing activities:
Capital expenditures	(8,562)	(8,379)
Distribution to Predecessor affiliate	—	(6,170)
Proceeds from sale of assets	117	—
Net cash used in investing activities	(8,445)	(14,549)
Cash flows from financing activities:
Additions to long-term debt	300,000	—
Payments on revolving credit facility	(269,000)	—
Deferred financing costs	(6,551)	—
Quarterly distributions to Western	(10,314)	(7,175)
Quarterly distributions to non-controlling interest holders	(5,261)	(3,806)
Net cash provided by (used in) financing activities	8,874	(10,981)
Net change in cash and cash equivalents	33,874	(1,049)
Cash and cash equivalents at beginning of period	54,298	84,004
Cash and cash equivalents at end of period	$88,172	$82,955
Supplemental disclosure of cash flow information:
Interest paid	$725	$225
Income taxes paid	1	—
Supplemental disclosure of non-cash investing activities:
Accrued capital expenditures	$616	$195

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
WNRL is a growth-oriented partnership that was formed to own, operate, develop and acquire logistics and related assets and businesses including terminals, storage tanks, pipelines and other logistics assets related to the terminalling, transportation, storage and distribution of crude oil and refined products. WNRL's assets include approximately 300 miles of pipelines, approximately 8.1 million barrels of active storage capacity, terminal facilities and a fleet of transport units that distribute wholesale petroleum products and transport crude oil. Prior to the Wholesale Acquisition, WNRL generated its revenues principally based on fees charged for logistics services. Following the Wholesale Acquisition, a significant portion of our revenues result from product sales to third-party and affiliate customers.
On October 15, 2014, we acquired all of the outstanding limited liability company interests of Western Refining Wholesale, LLC (“WRW”), which owned substantially all of Western’s wholesale assets in the Southwest U.S. We acquired these interests pursuant to a Contribution, Conveyance and Assumption Agreement, dated September 25, 2014, as amended (the “Contribution Agreement”), by and among us, Western, Western Refining Southwest, Inc., a wholly-owned indirect subsidiary of Western ("WRSW"), and our general partner, in exchange for consideration of $320 million in cash and the issuance of 1,160,092 additional common units. We refer to this transaction as the "Wholesale Acquisition." We funded the cash payment for the Wholesale Acquisition through $269 million in new borrowings under our $300.0 million Senior Secured Revolving Credit Facility ("Revolving Credit Facility") and $51 million from cash on hand. The issuance of these additional units to Western increased Western's limited partner interest in WNRL to 66.2% at the acquisition date. During the first quarter of 2015, WNRL issued additional units to common unitholders through our equity based compensation program, reducing Western's limited partner interest in WNRL to 66.1%. Public unitholders own the remaining 33.9% limited partner interest. See Note 10, Equity for additional information regarding limited partner interests.
Our operations include two business segments: the logistics segment and the wholesale segment. See Note 4, Segment Information, for further discussion of our business segments.
The financial statements presented in this Quarterly Report on Form 10-Q have been retrospectively adjusted to include the consolidated financial results of the WRW assets prior to October 15, 2014. The balance sheets as of March 31, 2015 and December 31, 2014, presents solely the consolidated financial position of WNRL. We recorded the purchase of WRW's assets at Western's historical book value, which was required for accounting purposes to treat the purchase as a reorganization of entities under common control.
2. Basis of Presentation and Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, or for any other period.
The Condensed Consolidated Balance Sheet at December 31, 2014, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. We have not reported comprehensive income due to the absence of items of other comprehensive income or loss during the periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Financial Instruments and Fair Value
Financial instruments that potentially subject us to concentrations of credit risk primarily consist of accounts receivable. We believe that our credit risk is minimized as a result of the credit quality of our customer base. The carrying amounts of cash and cash equivalents, which we consider Level 1 assets, approximated their fair values at March 31, 2015 and December 31, 2014, due to their short-term maturities.
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
Recent Accounting Pronouncements
Effective January 1, 2015, we adopted the accounting and reporting requirements included in the Accounting Standards Codification ("ASC") for disposals when such disposal represents a strategic shift that will have a significant impact on the entity’s operations and financial results. These requirements have been applied prospectively. Our adoption of these changes effective January 1, 2015 had no impact on our financial position, results of operations or cash flows.
From time to time, new accounting pronouncements are issued by various standard setting bodies that may have an impact on our accounting and reporting. We are currently evaluating the effect that certain of these new accounting requirements may have on our accounting and related reporting and disclosures in our consolidated financial statements.

•
Recognition and reporting of revenues - the requirements were amended to remove inconsistencies in revenue requirements and to provide a more complete framework for addressing revenue issues across a broad range of industries and transaction types. The revised standard’s core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. These provisions are effective January 1, 2017, and are to be applied retrospectively, with early adoption not permitted.

•
Consolidation considerations - reporting entities are required to evaluate whether certain legal entities should be consolidated effective for interim and annual periods beginning after December 15, 2015.

•
Evaluation of going concern - management of an entity is required to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and to provide related footnote disclosures. The new requirements will become effective for annual periods beginning after December 15, 2016, and interim periods thereafter with early application permitted. The changed requirements are intended to reduce diversity in the timing and content of footnote disclosures.

•	Presentation of debt issuance costs - debt issuance costs are presented as an offset to the related debt and will become effective for interim and annual periods beginning after December 15, 2015.
3. Acquisitions
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
We entered into wholesale commercial agreements with Western that have initial ten year terms in connection with the Contribution Agreement. See Note 18, Related Party Transactions, to our condensed consolidated financial statements for additional information regarding the commercial agreements.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Segment Information
Our operations are organized into two operating segments based on marketing criteria and the nature of our products and services and our types of customers. These segments are logistics and wholesale.
Logistics. Our pipeline and gathering assets are strategically positioned to support crude oil supply options for Western’s El Paso and Gallup Refineries as well as third parties and consist of crude oil pipelines and gathering assets located primarily in the Delaware Basin and in the Four Corners area of Northwestern New Mexico. These systems gather and transport crude oil by pipeline from various production locations to Western’s refineries utilizing approximately 300 miles of pipeline; 33 crude oil storage tanks with a total combined active shell storage capacity of approximately 620,000 barrels; eight truck loading and unloading locations; and 14 pump stations.
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
The total assets of each segment consist primarily of cash and cash equivalents; inventories; net accounts receivable; net property, plant and equipment; net intangible assets and net other assets directly associated with the individual segment’s operations. Included in the total assets of the corporate operations are cash and cash equivalents; various net accounts receivable; prepaid expenses and other long-term assets.
We recorded the acquisition of WRW's assets at Western's historical book value as the purchase was considered a reorganization of entities under common control. The information contained herein for WNRL has been retrospectively adjusted to include the historical results of the WRW assets acquired for periods prior to the effective date of the transaction. Our financial information includes the historical results of WNRL, retrospectively adjusted due to the Wholesale Acquisition.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Disclosures regarding our reportable segments with reconciliations to consolidated totals for the three months ended March 31, 2015 and 2014, are presented below:

	Three Months Ended March 31, 2015
	Logistics	Wholesale	Other	Consolidated
	(In thousands)
Revenues: Third-party	$623	$428,524	$—	$429,147
Revenues: Affiliate	34,775	143,474	—	178,249
Operating income (loss)	$13,240	$8,989	$(2,756)	19,473
Other income (expense), net				(3,947)
Income before income taxes				$15,526

Depreciation and amortization	$3,661	$1,077	$—	$4,738
Capital expenditures	5,515	3,047	—	8,562
Total assets at March 31, 2015	158,931	180,085	94,994	434,010

	Three Months Ended March 31, 2014
	Logistics	Wholesale	Other	Consolidated
	(In thousands)
Revenues: Third-party	$701	$627,325	$—	$628,026
Revenues: Affiliate	32,056	204,528	—	236,584
Operating income (loss)	$12,851	$6,119	$(2,209)	16,761
Other income (expense), net				(318)
Income before income taxes				$16,443

Depreciation and amortization	$3,244	$908	$—	$4,152
Capital expenditures	5,904	2,475	—	8,379
Total assets at March 31, 2014	149,522	61,627	97,858	309,007
5. Earnings Per Unit
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
In addition to the common and subordinated units, we have identified the general partner interest and incentive distribution rights as participating securities and use the two-class method when calculating the net income per unit applicable to limited partners that is based on the weighted-average number of common units outstanding during the period. We make incentive distribution payments to our general partner when our per unit distribution amount exceeds the target distribution. During the three months ended March 31, 2015, we made incentive distribution right payments of $0.02 million to our general partner. We made no incentive distribution right payments to our general partner prior to this payment. Refer to Note 12, Equity, for further information regarding incentive distribution rights.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The calculation of net income per unit for the three months ended March 31, 2015 and 2014, respectively, is as follows:

	Three Months Ended
	March 31,
	2015	2014
	(In thousands, except per unit data)
Net income	$15,323	$16,324
Net income attributable to general partner (1)	—	5,391
Net income attributable to limited partners	15,323	10,933
General partner distributions	(16)	—
Limited partners' distributions on common units	(7,974)	(5,491)
Limited partners' distributions on subordinated units	(7,585)	(5,491)
Distributions less than (greater than) earnings	$(252)	$(49)

General partners' earnings:
Distributions	$16	$—
Allocation of distributions less than (greater than) earnings	—	5,391
Total general partners' earnings	$16	$5,391

Limited partners' earnings on common units:
Distributions	$7,974	$5,491
Allocation of distributions less than (greater than) earnings	(129)	(25)
Total limited partners' earnings on common units	$7,845	$5,466

Limited partners' earnings on subordinated units:
Distributions	$7,585	$5,491
Allocation of distributions less than (greater than) earnings	(123)	(24)
Total limited partners' earnings on subordinated units	$7,462	$5,467

Weighted average limited partner units outstanding:
Common units - basic	23,985	22,811
Common units - diluted	23,996	22,815
Subordinated units - basic and diluted	22,811	22,811

Net income per limited partner unit:
Common - basic	$0.33	$0.24
Common - diluted	0.33	0.24
Subordinated - basic and diluted	0.33	0.24

(1)
For historical periods prior to the Wholesale Acquisition, we have applied the two-class method to calculate earnings per unit. The net income of WRW prior to the Wholesale Acquisition was allocated entirely to the general partner.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. Inventories
Inventories were as follows:

	March 31, 2015	December 31, 2014
	(In thousands)
Lubricants	$14,819	$14,241
Refined products	215	242
Inventories	$15,034	$14,483
7. Property, Plant and Equipment, Net
Property, plant and equipment, net was as follows:

	March 31, 2015	December 31, 2014
	(In thousands)
Buildings and improvements	$30,247	$31,444
Pipelines and related assets	78,653	77,445
Terminals and related assets	110,465	109,286
Asphalt plant, terminals and related assets	25,095	23,007
Wholesale and related assets	30,181	30,065
	274,641	271,247
Accumulated depreciation	(104,050)	(99,651)
	170,591	171,596
Construction in progress	14,600	10,949
Property, plant and equipment, net	$185,191	$182,545
Depreciation expense was $4.6 million and $4.0 million for the three months ended March 31, 2015 and 2014, respectively.
8. Intangible Assets, Net
Our intangible assets consist of customer lists. A summary of our intangible assets, net is presented in the table below:

	March 31, 2015	December 31, 2014
	(In thousands)
Gross carrying value	$7,551	$7,551
Accumulated amortization	(3,505)	(3,366)
Intangible assets, net	$4,046	$4,185
Intangible asset amortization expense was $0.1 million for the three months ended March 31, 2015 and 2014, respectively, based upon estimates of useful lives ranging from 7 to 15 years. The weighted average amortization period as of March 31, 2015 and December 31, 2014 was 7.3 and 7.5 years, respectively.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Estimated amortization expense for the indicated periods is as follows (in thousands):

Remainder of 2015	$417
2016	556
2017	556
2018	556
2019	556
2020	545
9. Other Assets
Other assets, net of amortization, were as follows:

	March 31, 2015	December 31, 2014
	(In thousands)
Unamortized loan fees	$8,497	$1,984
Notes receivable	1,791	1,493
Other	1,497	1,618
Other assets, net of amortization	$11,785	$5,095
The majority of the increase in other assets was due to the financing costs incurred in connection with our issuance of debt during the first quarter of 2015. See Note 11, Debt, for further discussion of the issuance and related fees.
10. Accrued Liabilities
Accrued liabilities were as follows:

	March 31, 2015	December 31, 2014
	(In thousands)
Deferred revenue - affiliate	$8,011	$6,779
Excise and other taxes	7,723	7,203
Interest	3,014	14
Payroll and related costs	1,627	2,497
Branding	569	602
Property taxes	544	1,360
Other	957	742
Accrued liabilities	$22,445	$19,197
11. Debt
Revolving Credit Facility
Our $300.0 million senior secured Revolving Credit Facility matures on October 16, 2018. We have the ability to increase the total commitment of our Revolving Credit Facility by up to $200.0 million for a total facility size of up to $500.0 million, subject to receiving increased commitments from lenders and to the satisfaction of certain conditions. The Revolving Credit Facility includes a $25.0 million sub-limit for standby letters of credit and a $10.0 million sub-limit for swing line loans. Obligations under the Revolving Credit Facility and certain cash management and hedging obligations are guaranteed by all of our subsidiaries and are secured by a first priority lien on substantially all of our and our subsidiaries' significant assets. Our creditors under the Revolving Credit Facility have no recourse to Western's assets. Borrowings under our Revolving Credit Facility bear interest at either a base rate plus an applicable margin ranging from 0.75% to 1.75%, or at LIBOR plus an applicable margin ranging from 1.75% to 2.75%. The applicable margin will vary based on our Consolidated Total Leverage Ratio, as defined in the Revolving Credit Facility. As of March 31, 2015, the availability under the Revolving Credit Facility

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

was $299.3 million. This availability is net of $0.7 million in outstanding letters of credit. We had no direct or swing line borrowings outstanding under our Revolving Credit Facility as of March 31, 2015.
The Revolving Credit Facility contains covenants that limit or restrict our ability to make cash distributions. We are required to maintain certain financial ratios, each tested on a quarterly basis for the immediately preceding four quarter period.
7.5% Senior Notes
On February 11, 2015, we entered into an Indenture (the “Indenture”) among the Partnership, WNRL Finance Corp., a Delaware corporation and 100% owned subsidiary of the Partnership (“Finance Corp.” and together with the Partnership, the “Issuers”), the Guarantors named therein and U.S. Bank National Association, as trustee (the “Trustee”) under which the Issuers issued $300.0 million in aggregate principal amount of 7.5% Senior Notes due 2023 (the "WNRL 2023 Senior Notes"). The Partnership will pay interest on the WNRL 2023 Senior Notes semi-annually in cash in arrears on February 15 and August 15 of each year, beginning on August 15, 2015. The WNRL 2023 Senior Notes will mature on February 15, 2023. Proceeds from the WNRL 2023 Senior Notes were used to repay $269.0 million of then outstanding borrowings under our Revolving Credit Facility. The estimated fair value of the WNRL 2023 Senior Notes was $309.0 million as of March 31, 2015. We incurred financing costs associated with the issuance of the WNRL 2023 Senior Notes of $6.7 million that is included in other assets in the Condensed Consolidated Balance Sheet as of March 31, 2015.
The WNRL 2023 Senior Notes are fully and unconditionally and jointly and severally guaranteed on a senior unsecured basis by all of WNRL's current 100% owned subsidiaries, with the exception of Finance Corp. Finance Corp is a minor subsidiary of WNRL and is a co-issuer of the WNRL 2023 Senior Notes. The co-issuance between WNRL and the Finance Corp. is on a joint and several basis. WNRL has no independent assets or operations. There are no significant restrictions on the ability of WNRL or its subsidiary guarantors and Finance Corp. to obtain or transfer funds from its subsidiary guarantors by dividend or loan. None of the subsidiary guarantors’ and Finance Corp.'s assets represent restricted assets.
The subsidiary guarantees of the WNRL 2023 Senior Notes are subject to certain automatic customary releases, including upon the sale, disposition or transfer of capital stock or substantially all of the assets (including by way of merger) of a subsidiary guarantor to a Person other than the Partnership or one of its restricted subsidiaries, designation of a subsidiary guarantor as an unrestricted subsidiary in accordance with the indenture, a legal defeasance or covenant defeasance, liquidation or dissolution of the subsidiary guarantor, and a subsidiary guarantor ceasing to guarantee debt of the Partnership, Finance Corp or any other guarantor under a credit facility, as defined in the indenture governing the WNRL 2023 Senior Notes. The Partnership’s subsidiaries may not sell or otherwise dispose of all or substantially all of their properties or assets to, or consolidate with or merge into, another company if such a sale would cause a default under the indenture governing the WNRL 2023 Senior Notes.
The Indenture contains covenants that limit WNRL’s and its restricted subsidiaries’ ability to, among other things: (i) incur, assume or guarantee additional indebtedness or issue preferred units, (ii) create liens to secure indebtedness, (iii) pay distributions on equity securities, repurchase equity securities or redeem subordinated indebtedness, (iv) make investments, (v) effect distributions, loans or other asset transfers from the Partnership’s restricted subsidiaries, (vi) consolidate with or merge with or into, or sell substantially all of the Partnership’s properties to, another person, (vii) sell or otherwise dispose of assets, including equity interests in subsidiaries and (viii) enter into transactions with affiliates. These covenants are subject to a number of important limitations and exceptions. The Indenture also provides for events of default, which, if any of them occurs, would permit or require the principal, premium, if any, and interest on all the then outstanding Notes to be due and payable immediately.
12. Equity
We had 15,858,156 outstanding common units held by the public as of March 31, 2015, including the net settlement and issuance of 34,748 of common units upon the vesting of phantom units from our Western Refining Logistics, LP 2013 Long-Term Incentive Plan (the "LTIP") on March 26, 2015. Western owned 8,158,592 of our common units and 22,811,000 of our subordinated units constituting an aggregate limited partner interest of 66.1% as of March 31, 2015. In accordance with our partnership agreement, Western's subordinated units will convert to common units once we have met specified distribution targets and successfully completed other tests set forth in our partnership agreement.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Changes to equity during the three months ended March 31, 2015, were as follows:

	General	Common -	Common -	Subordinated -
	Partner	Public	Western	Western	Total
	(In thousands)
Balance at December 31, 2014	$—	$327,592	$(94,583)	$(260,103)	$(27,094)
Unit-based compensation	—	(92)	—	—	(92)
Distributions to partners declared	(16)	(5,261)	(2,713)	(7,585)	(15,575)
Net income attributable to limited partners	—	5,183	2,671	7,469	15,323
Balance at March 31, 2015	$(16)	$327,422	$(94,625)	$(260,219)	$(27,438)
Issuance of Additional Interests
Our partnership agreement authorizes us to issue additional partnership interests for the consideration and on the terms and conditions determined by our general partner without the approval of the unitholders. We may fund future acquisitions through the issuance of additional common units, subordinated units or other partnership interests. Holders of any additional common units we issue will be entitled to share proportionally in accordance with their respective percentage interests with the then-existing common unitholders in our distributions of available cash. See Note 13, Equity-Based Compensation, for further information.
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
Our partnership agreement sets forth the calculation we will use to determine the amount and priority of cash distributions that the common and subordinated unitholders and general partner will receive. We declare distributions subsequent to quarter end. On January 30, 2015, WNRL's general partner's board of directors declared a quarterly cash distribution of $0.3325 per unit for the period October 1, 2014 through December 31, 2014. WNRL paid the distribution on February 23, 2015 to all unitholders of record on February 13, 2015. The per unit distribution amount exceeded the target distribution amount of $0.3306 set forth in our partnership agreement; therefore, we made a nominal distribution to our general partner as the holder of our incentive distribution rights.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The table below summarizes our 2015 quarterly distribution declarations, payments and scheduled payments through May 1, 2015:

	2015
	Declaration Date	Record Date	Payment Date	Distribution per Common and Subordinated Unit
First quarter	May 1	May 15	May 26	$0.3475
Total				$0.3475
The total quarterly cash distributions made to general and limited partners for the three months ended March 31, 2015 and 2014, respectively, is as follows:

	Three Months Ended
	March 31,
	2015	2014
	(In thousands, except per unit data)
General partners' distributions:
General partner's distributions	$—	$—
General partner's incentive distribution rights	16	—
Total general partner's distributions	$16	$—

Limited partners' earnings on common units:
Common	$7,974	$5,491
Subordinated	7,585	5,491
Total limited partners' distributions	15,559	10,982
Total cash distributions	$15,575	$10,982

Cash distributions per limited partner unit	$0.3325	$0.2407
13. Equity-Based Compensation
Our general partner's board of directors adopted the LTIP for the benefit of employees, consultants and non-employee directors of our general partner and its affiliates. Awards granted under the LTIP vest over a scheduled vesting period and their market value at the date of the grant is amortized over the restricted period on a straight-line basis.
As of March 31, 2015, there were 4,181,472 common units reserved for future grants under the LTIP.
The fair value of the phantom units is determined based on the closing price of WNRL common units on the grant date. The estimated fair value of the phantom units is amortized on a straight-line basis over the scheduled vesting periods of individual awards. We incurred unit-based compensation expense of $0.4 million and $0.2 million for the three months ended March 31, 2015 and 2014, respectively.
The aggregate grant date fair value of nonvested phantom units outstanding as of March 31, 2015, was $7.8 million. The aggregate intrinsic value of such phantom units was $7.9 million. Total unrecognized compensation cost related to our nonvested phantom units totaled $7.4 million as of March 31, 2015, that we expect to recognize over a weighted-average period of approximately 4.15 years.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of our unit award activity for the three months ended March 31, 2015, is set forth below:

	Number of Phantom Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2014	280,251	$28.30
Awards granted	56,485	29.48
Awards vested	(51,951)	27.97
Awards forfeited	(11,913)	30.78
Unvested at March 31, 2015	272,872	28.50
14. Concentration Risk
We are part of the consolidated operations of Western, and we derive a significant portion of our revenue from transactions with Western and its affiliates. Western accounted for approximately 29.3% and 25.5%, respectively, of our consolidated revenues for the three months ended March 31, 2015 and 2014.
We sell a variety of refined products to a diverse customer base. Sales to Kroger Company accounted for 24.3% and 23.3% of consolidated net sales for the three months ended March 31, 2015 and 2014, respectively. Sales to Western’s retail group accounted for 22.5% and 21.1% of consolidated net sales for the three months ended March 31, 2015 and 2014, respectively.
See Note 18, Related Party Transactions, for detailed information on our agreements with Western.
15. Income Taxes
WNRL is treated as a publicly-traded partnership for federal and state income tax purposes, however, Western Refining Product Transport, LLC (a wholly-owned subsidiary) is taxed as a corporation for federal and state tax purposes. Taxes on our net income for WNRL and its subsidiaries generally are borne by our partners through the allocation of taxable income. The aggregate difference in the basis of our net assets for financial and tax reporting purposes cannot be readily determined as we do not have access to information about each partner's tax attributes in us. Our income tax expense results from our taxable subsidiary and state laws that apply to entities organized as partnerships, primarily in the state of Texas and from federal and state laws for corporations. For the three months ended March 31, 2015 and 2014, our income tax expense was $0.2 million and $0.1 million, respectively. Our effective tax rate for the three months ended March 31, 2015 and 2014 was 1.3% and 0.7%, respectively.
As of March 31, 2015 and December 31, 2014, we had no unrecognized tax benefit liability. No interest or penalties were recognized related to income taxes during the three months ended March 31, 2015 and 2014.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

16. Commitments
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
The following table presents our annual minimum rental payments under non-cancelable operating leases that have lease terms of one year or more (in thousands) as of March 31, 2015:

Remaining 2015	$6,280
2016	6,969
2017	4,769
2018	2,030
2019	680
2020 and thereafter	325
$21,053
Total rental expense was $2.3 million and $2.1 million for the three months ended March 31, 2015 and 2014, respectively. Contingent rentals and subleases were not significant in any year.
17. Contingencies
Like other operators of petroleum-related storage and transportation facilities, our operations are subject to extensive and periodically changing federal and state environmental regulations governing air emissions, wastewater discharges and solid and hazardous waste management activities. Many of these regulations are becoming increasingly stringent, and we expect the cost of compliance to increase over time. Our policy is to accrue environmental and clean-up related costs of a non-capital nature when it is probable that a liability exists and when we can reasonably estimate the amount. We may revise such estimates in the future as regulations and other conditions change. We may receive communications from various federal, state and local governmental authorities asserting violations of environmental laws and/or regulations. These governmental entities may also propose or assess fines or require corrective action for such asserted violations. We intend to respond in a timely manner to all such communications and to take appropriate corrective action.
We are not currently aware of any environmental or other asserted or unasserted claims against us that would be expected to have a material effect on our financial condition, results of operations or cash flows.
18. Related Party Transactions
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

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We have incurred indirect charges from Western for allocation of services including executive oversight, accounting, treasury, tax, legal, procurement, engineering, logistics, maintenance and information technology and similar items. We classify these indirect charges between general and administrative expenses and operating and maintenance expenses based on the functional nature of the employee and other services that Western provides for our operations. Indirect charges from Western that we include within our general and administrative and operating and maintenance expenses were as follows:

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)
Indirect charges:
General and administrative expenses	$1,983	$1,825
Operating and maintenance expenses	9,007	8,658
Total indirect charges	$10,990	$10,483
Our management believes the indirect charges allocated to us from Western are a reasonable reflection of the utilization of Western's service to our operations. We also incur direct charges to our operations and administration, and the indirect allocations noted above may not fully reflect the additional expenses that we would have incurred had we been a stand-alone company during the periods presented.
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
Product Supply Agreement
Western will supply, and we will purchase, approximately 79,000 barrels per day of refined products. The price per barrel will be based upon OPIS or Platts indices on the day of delivery. We will review the pricing with Western annually. The

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

agreement provides for make-up payments to us in any month that our average margin on non-delivered rack sales is less than a certain amount.
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
Crude Oil Trucking Transportation Services Agreement
Western has agreed to pay a flat rate per mile per barrel plus monthly fuel adjustments and customary applicable surcharges. We will review the rates with Western annually. Western has agreed to contract a minimum of 1.525 million barrels of crude oil to us for hauling each month.
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
Contribution, Conveyance and Assumption Agreement
We entered into the Contribution Agreement with Western under which we acquired all of the outstanding limited liability company interests of WRW, which owned substantially all of Western’s southwest wholesale assets. Among other things, Western agreed to indemnify us with respect to liabilities related to certain assets and operations historically owned by WRW that were not contributed to us in the Wholesale Acquisition. In addition, Western made certain representations and warranties regarding the assets of WRW, including with respect to environmental matters, and agreed to indemnify us for breaches of those representations and warranties, subject to specified deductibles, caps and other limitations.
Services Agreements
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

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Subsequent to March 31, 2015, we entered into a Joinder Agreement with Western and NTI that joined WNRL as a party to the Shared Services Agreement, dated October 30, 2014, between Western and NTI and under which Western and NTI provide services to each other in support of their operations. Under the Joinder Agreement, WNRL will initially provide certain scheduling and other services in support of NTI’s operations, and NTI will reimburse WNRL for the costs associated with providing such services.
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
You should read the following discussion together with the financial statements and the notes thereto included elsewhere in this report. This discussion contains forward-looking statements that are based on current expectations, estimates and projections about our business and operations. The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this report. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those we discuss under Part I, Item 1A. "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2014 ("2014 Form 10-K") and elsewhere in this report. You should read "Risk Factors" and "Forward-Looking Statements" in this report. In this Item 2, all references to "WNRL," "the Partnership," "we," "us," and "our" refer to Western Refining Logistics, LP and its consolidated subsidiaries, unless the context otherwise requires or where otherwise indicated.

Overview
Western Refining Logistics, LP ("WNRL", the "Partnership", "we" or "us") is a Delaware master limited partnership formed in July 2013 by Western Refining Logistics GP, LLC ("WRGP"), our general partner that holds all of the non-economic general partner interests in WNRL and is indirectly owned 100% by Western Refining, Inc. ("Western"). On October 16, 2013, WNRL completed its initial public offering (the "Offering") of 15,812,500 common units, after which Western's limited partner interest in WNRL was 65.3%. Our units trade on the New York Stock Exchange (“NYSE”) under the symbol “WNRL.” Unless the context otherwise requires, references in this report to “Western Refining Logistics, LP,” “WNRL,” the “Partnership,” “we,” “our,” “us” or like terms used in context of periods on or after October 16, 2013, refer to Western Refining Logistics, LP and its subsidiaries.
On October 15, 2014, we acquired all of the outstanding limited liability company interests of Western Refining Wholesale ("WRW"), which owned substantially all of Western’s wholesale assets in the Southwest U.S. We acquired these interests pursuant to a Contribution, Conveyance and Assumption Agreement, dated September 25, 2014, as amended (the “Contribution Agreement”), by and among us, Western, Western Refining Southwest, Inc., a wholly-owned indirect subsidiary of Western ("WRSW"), and our general partner, in exchange for $320 million in cash and 1,160,092 of our common units. The issuance of these additional units to Western increased Western's limited partner interest in WNRL to 66.2% at the acquisition date. We funded the cash payment through $269 million in new borrowings under our $300.0 million Senior Secured Revolving Credit Facility ("Revolving Credit Facility") and $51 million from cash on hand. We refer to this transaction as the “Wholesale Acquisition.”
WNRL is a growth-oriented partnership that was formed to own, operate, develop and acquire logistics and related assets and businesses, including terminals, storage tanks, pipelines and other logistics assets related to the terminalling, transportation, storage and distribution of crude oil and refined products. WNRL's assets include approximately 300 miles of pipelines, approximately 8.1 million barrels ("bbls") of active storage capacity, terminal facilities and a fleet of transport units that distribute wholesale petroleum products and transport crude oil. Prior to the Wholesale Acquisition, WNRL generated its revenues principally based on fees charged for logistics services. Following the Wholesale Acquisition, a significant portion of our revenues result from product sales to third-party and affiliate customers.
We recorded the purchase of WRW's assets at Western's historical book value. Generally accepted accounting principles require that we treat this purchase as a reorganization of entities under common control. We have retrospectively adjusted the financial information for WNRL, to include the historical results of the WRW assets acquired, for periods prior to the effective date of the transaction.
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
Revenues. Our reported logistics assets revenues are fee-based and subject to contractual minimum volume commitments. These fees are indexed for inflation in accordance with either the Federal Energy Regulatory Commission (the "FERC") indexing methodology or the U.S. Producer Price Index.
Revenues reported by WRW prior to the Wholesale Acquisition related to its wholesale operations were for sales primarily to third parties and included zero margin sales to Western’s retail business. Revenues and related margins from third party sales reflected sensitivity to market price fluctuations and demand for related commodities. Our wholesale operations continue to include sales to third parties and also provide for a contractual margin on our sales to Western’s retail business.
Financing. There are differences in the way we finance our operations as compared to our operations prior to the Wholesale acquisition. Historically, WNRL financed its operations through proceeds generated by the Offering and internally generated cash flows, availability under our Revolving Credit Facility and capital contributions from Western to satisfy capital expenditure requirements. On February 11, 2015, we issued $300.0 million in aggregate principal amount of 7.5% Senior Notes due 2023 ("WNRL 2023 Senior Notes"), resulting in a significant increase to our historically recognized interest expense and amortization of loan fees.
Based on the terms of our cash distribution policy, we will distribute most of the cash generated by our operations to our unitholders, including Western. As a result, we expect to fund future maintenance and growth capital expenditures primarily from a combination of cash-on-hand, borrowings under our revolving credit facility and potential issuance of additional equity or debt securities.
Delaware Basin System. The approximately 38 miles of the Main 12-inch and the East 10-inch pipelines included in the Delaware Basin System were placed into service in July 2013. The West 10-inch pipeline was placed into service in August 2013. The Delaware Basin system is designed to handle up to 138,000 barrels per day ("bpd"), comprised of a mainline capacity of 100,000 bpd and truck unloading capacity of 38,000 bpd.
Wholesale Acquisition. Because the Wholesale Acquisition, which was completed on October 15, 2014, is considered a reorganization of entities under common control, we have retrospectively adjusted the financial information for WNRL to include the historical results of the WRW assets acquired, for periods prior to the effective date of the transaction. Accordingly, except for the items described under "Revenues" above, the Wholesale Acquisition should not impact the comparability of the financial results presented herein.

Critical Accounting Policies and Estimates
We prepare our financial statements in conformity with U.S. generally accepted accounting principles ("GAAP"). In order to apply these principles, we must make judgments, assumptions and estimates based on the best available information at the time. Actual results may differ based on the continuing development of the information utilized and subsequent events, some of which we may have little or no control over. Our critical accounting policies could materially affect the amounts recorded in our financial statements. Our critical accounting policies, estimates and recent accounting pronouncements that potentially impact us are discussed in detail under Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2014 Form 10-K.
Recent Accounting Pronouncements. From time to time, new accounting pronouncements are issued by various standard setting bodies that may have an impact on our accounting and reporting. We believe that recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future either will not have a significant impact on our accounting or reporting or that such impact will not be material to our financial position, results of operations and cash flows when implemented. For further discussion on recent accounting pronouncements, see Note 2, Basis of Presentation and Significant Accounting Policies, in the Notes to Condensed Consolidated Financial Statements included in this quarterly report.
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
Wholesale Volumes and Margins. Revenues, earnings and cash flows from our wholesale business are primarily affected by sales volumes of gasoline, diesel fuel and lubricants sold and crude oil trucking volumes. Sales volumes of gasoline, diesel fuel and lubricants are affected primarily by demand and competition. Crude oil trucking volumes can fluctuate based on local production, competition and demand. Refined product margins are equal to the sales price, net of discounts, less total cost of sales and are measured on a cents per gallon basis. Factors that influence margins include local supply, demand and competition, and the impact to margin of our commercial agreements with Western. Refined product margins have a tendency to remain somewhat stable from period to period as both the sales price and the related cost of product are both affected by the related commodity markets and are reasonably well correlated.
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
Results of Operations
The following tables summarize our consolidated and operating segment financial data and key operating statistics for the three months ended March 31, 2015 and 2014, respectively. The following data should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this quarterly report.

The assets acquired in the Wholesale Acquisition are reflected at Western's historical book value as the purchase was a reorganization of entities under common control. We have retrospectively adjusted the financial information for WNRL to include the historical results of the WRW assets acquired, for periods prior to the effective date of the acquisition.
Our operations are organized into two operating segments based on marketing criteria and the nature of our products and services and our types of customers. These segments are logistics and wholesale.
Consolidated
Three Months Ended March 31, 2015, Compared to the Three Months Ended March 31, 2014

	Three Months Ended
	March 31,
	2015	2014	Change
	(In thousands, except per unit data)
Revenues:
Fee based:
Affiliate	$45,478	$39,571	$5,907
Third-party	623	701	(78)
Sales based:
Affiliate	132,771	197,013	(64,242)
Third-party	428,524	627,325	(198,801)
Total revenues	607,396	864,610	(257,214)
Operating costs and expenses:
Cost of products sold:
Affiliate	130,508	197,013	(66,505)
Third-party	411,193	607,804	(196,611)
Operating and maintenance expenses	35,637	33,683	1,954
General and administrative expenses	5,931	5,197	734
Gain on disposal of assets, net	(84)	—	(84)
Depreciation and amortization	4,738	4,152	586
Total operating costs and expenses	587,923	847,849	(259,926)
Operating income	19,473	16,761	2,712
Other income (expense):
Interest expense and other financing costs	(3,964)	(361)	(3,603)
Other, net	17	43	(26)
Net income before income taxes	15,526	16,443	(917)
Provision for income taxes	(203)	(119)	(84)
Net income	15,323	16,324	(1,001)
Net income attributable to General Partner	—	5,391	(5,391)
Net income attributable to limited partners	$15,323	$10,933	$4,390

Net income per limited partner unit:
Common - basic	$0.33	$0.24	$0.09
Common - diluted	0.33	0.24	0.09
Subordinated - basic and diluted	0.33	0.24	0.09

Weighted average limited partner units outstanding:
Common - basic	23,985	22,811	1,174
Common - diluted	23,996	22,815	1,181
Subordinated - basic and diluted	22,811	22,811	—

	Three Months Ended
	March 31,
	2015	2014	Change
	(In thousands)
Cash Flow Data
Net cash provided by (used in):
Operating activities	$33,445	$24,481	$8,964
Investing activities	(8,445)	(14,549)	6,104
Financing activities	8,874	(10,981)	19,855
Capital expenditures	8,562	8,379	183
Other Data
EBITDA	$24,228	$14,650	$9,578
Distributable cash flow	21,769	15,103	6,666

Fee Based Revenues and Gross Margin. Our revenues were generated by existing third-party contracts and from commercial agreements with Western. Increased operations generated from our Permian Basin assets resulted in higher fee based revenues quarter over quarter. Wholesale gross margin increased quarter over quarter primarily due to higher fuel sales volume and truck freight revenue from crude oil gathering activity in the Permian Basin area.
Operating and Maintenance Expenses. The increase in operating and maintenance expenses resulted from an increase in employee expenses ($1.7 million), increased energy expense specifically due to chemical additives used in the pipeline transportation process ($0.4 million) and maintenance expenses ($0.4 million) that were primarily due to differences in the timing of the scheduled maintenance during the first quarter of 2015 versus the first quarter of 2014, partially offset by decreased materials and supplies expense due to the decrease in fuel expense for our transportation department ($0.8 million). Maintenance expense for the three months ended March 31, 2015, was $8.9 million compared to $8.5 million for the same period in 2014.
General and Administrative Expenses. General and administrative expenses increased quarter over quarter due to an increase in professional and legal services ($0.5 million).
Depreciation and Amortization. Depreciation and amortization increased due to the ongoing expansion of WNRL's Delaware Basin logistics system and current period depreciation related to the addition of crude oil tanker trailers during 2014.
Interest Expense and Other Financing Costs. The increase in interest expense from prior periods was attributable to the issuance of the $300.0 million WNRL 2023 Senior Notes during the first quarter of 2015.
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
We believe that the presentation of these non-GAAP measures provides useful information to investors in assessing our financial condition and results of operations. The GAAP measure most directly comparable to EBITDA and Distributable Cash Flow is net income attributable to limited partners. These non-GAAP measures should not be considered as alternatives to net income or any other measure of financial performance presented in accordance with GAAP. EBITDA excludes some, but not all, items that affect net income attributable to limited partners. These non-GAAP measures may vary from those of other companies. As a result, EBITDA and Distributable Cash Flow as presented herein may not be comparable to similarly titled measures of other companies. The calculation of EBITDA and Distributable Cash Flow includes the results of operations for the wholesale segment for the period subsequent to the Wholesale Acquisition through March 31, 2015.
The following table reconciles net income attributable to limited partners to EBITDA for the periods presented and Distributable Cash Flow for the three months ended March 31, 2015 and 2014, respectively:

	Three Months Ended
	March 31,
	2015	2014	Change
	(In thousands)
Net income attributable to limited partners	$15,323	$10,933	$4,390
Interest expense and other financing costs	3,964	354	3,610
Provision for income taxes	203	119	84
Depreciation and amortization	4,738	3,244	1,494
EBITDA	24,228	14,650	9,578

Change in deferred revenues	1,232	1,937	(705)
Cash interest paid	(725)	(225)	(500)
Income taxes paid	(1)	—	(1)
Maintenance capital expenditures	(2,965)	(1,259)	(1,706)
Distributable cash flow	$21,769	$15,103	$6,666

Minimum quarterly distribution	$13,463	$13,116	$347

Logistics Segment
Three Months Ended March 31, 2015, Compared to the Three Months Ended March 31, 2014

	Three Months Ended
	March 31,
	2015	2014	Change
	(In thousands, except key operating statistics)
Statement of Operations Data:
Fee based revenues:
Affiliate	$34,775	$32,056	$2,719
Third-party	623	701	(78)
Total revenues	35,398	32,757	2,641
Operating costs and expenses:
Operating and maintenance expenses	17,518	16,135	1,383
General and administrative expenses	979	527	452
Depreciation and amortization	3,661	3,244	417
Total operating costs and expenses	22,158	19,906	2,252
Operating income	$13,240	$12,851	$389
Key Operating Statistics:
Pipeline and gathering:
Mainline movements (bpd):
Permian/Delaware Basin system	36,512	15,343	21,169
Four Corners system (1)	45,841	41,015	4,826
Gathering (truck offloading) (bpd):
Permian/Delaware Basin system	22,605	22,164	441
Four Corners system	10,662	11,400	(738)
Pipeline Gathering and Injection system (bpd):
Permian/Delaware Basin system	1,615	1,559	56
Four Corners system	20,565	22,752	(2,187)
Tank storage capacity (bbls) (2)	620,506	568,850	51,656
Terminalling, transportation and storage:
Shipments into and out of storage (bpd) (includes asphalt)	391,318	340,588	50,730
Terminal storage capacity (bbls) (2)	7,490,569	7,355,432	135,137

(1)
Some barrels of crude oil in route to Western's Gallup refinery are transported on more than one of our mainlines. Mainline movements for the Four Corners system include each barrel transported on each mainline.

(2)	Storage shell capacities represent weighted-average capacities for the periods indicated.
Fee Based Revenues. Our revenues were generated by existing third-party contracts and from commercial agreements with Western. Increased operations generated from our Permian Basin assets resulted in higher revenues quarter over quarter.
Operating and Maintenance Expenses. Operating and maintenance expenses increased quarter over quarter primarily due to increased employee expense ($0.6 million), increased energy expense specifically due to chemical additives used in the pipeline transportation process ($0.4 million) and maintenance expense ($0.4 million) that was primarily due to differences in the timing of the scheduled maintenance during the first quarter of 2015 versus the first quarter of 2014.
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
Wholesale Segment
Three Months Ended March 31, 2015, Compared to the Three Months Ended March 31, 2014

	Three Months Ended
	March 31,
	2015	2014	Change
	(In thousands, except key operating stats)
Statement of Operations Data:
Fee based (1):
Affiliate	$10,703	$7,515	$3,188
Sales based (1):
Affiliate	132,771	197,013	(64,242)
Third-party	428,524	627,325	(198,801)
Total revenues	571,998	831,853	(259,855)
Operating costs and expenses:
Cost of products sold:
Affiliate	130,508	197,013	(66,505)
Third-party	411,193	607,804	(196,611)
Operating and maintenance expenses	18,119	17,548	571
General and administrative expenses	2,196	2,461	(265)
Gain on disposal of assets, net	(84)	—	(84)
Depreciation and amortization	1,077	908	169
Total operating costs and expenses	563,009	825,734	(262,725)
Operating income	$8,989	$6,119	$2,870
Key Operating Statistics:
Fuel gallons sold (in thousands)	303,431	267,814	35,617
Fuel gallons sold to retail (included in fuel gallons sold above) (in thousands)	75,263	61,594	13,669
Fuel margin per gallon (2)	$0.027	$0.023	$0.004
Lubricant gallons sold (in thousands)	2,957	3,024	(67)
Lubricant margin per gallon (3)	$0.66	$0.75	$(0.09)
Crude oil trucking volume (bpd)	43,050	26,969	16,081
Average crude oil revenue per barrel	$2.76	$3.10	$(0.34)

(1)
All wholesale fee based revenues are generated through fees charged to Western's refining segment for truck transportation and delivery of crude oil. Affiliate and third-party sales based revenues result from sales of refined products to Western and third-party customers at a delivered price that includes charges for product transportation.

(2)
Fuel margin per gallon is a measurement calculated by dividing the difference between fuel sales, net of transportation charges, and cost of fuel sales for our wholesale segment by the number of gallons sold. Fuel margin per gallon is a measure frequently used in the petroleum products wholesale industry to measure operating results related to fuel sales.

(3)
Lubricant margin per gallon is a measurement calculated by dividing the difference between lubricant sales, net of transportation charges, and lubricant cost of products sold by number of gallons sold. Lubricant margin is a measure frequently used in the petroleum products wholesale industry to measure operating results related to lubricant sales.

Gross Margin. Wholesale gross margin increased quarter over quarter primarily due to higher fuel sales volume, decreased product costs and higher truck freight revenue from crude oil gathering activity.
Operating and Maintenance Expenses. The increase in operating and maintenance expenses was the result of increased employee expense ($1.1 million) from increased headcount primarily for staffing the additions to our truck fleet offset by decreased fuel expense for our truck fleet ($0.8 million).
Depreciation and Amortization. The increase in depreciation and amortization was primarily due to the addition of crude oil tanker trailers during the latter half of 2014.
Liquidity and Capital Resources
As of March 31, 2015, we had cash and cash equivalents of $88.2 million. Our sources for liquidity include cash generated from operations, borrowings under our Revolving Credit Facility and the issuance of equity or debt securities. We funded the purchase of WRW from WRSW using $320 million in cash, including borrowings of $269 million under our Revolving Credit Facility and $51 million from cash on hand, and the issuance of 1,160,092 common units. Cash on hand used to fund the purchase of WRW was primarily from the $75.7 million retained from the net proceeds of the Offering.
We have made no additional borrowings under our Revolving Credit Facility. On February 11, 2015, we issued the WNRL 2023 Senior Notes and used the proceeds to repay the borrowings under our Revolving Credit Facility. At March 31, 2015, the Revolving Credit Facility had availability of $299.3 million, net of $0.7 million in outstanding letters of credit. Our Revolving Credit Facility and indenture contain covenants that limit or restrict our ability to make cash distributions. Under the Revolving Credit Facility, we are also required to maintain certain financial ratios, each tested on a quarterly basis for the immediately preceding four quarter period. See Note 11, Debt, in the Notes to the Condensed Consolidated Financial Statements included in this quarterly report.
Our minimum quarterly distribution of $0.2875 per unit per quarter, or $1.15 per unit on an annualized basis, aggregates to $13.5 million per quarter and $53.9 million per year based on the current number of common and subordinated units outstanding. We do not have a legal obligation to pay this distribution. Any distributions are subject to compliance with the restrictions of our Revolving Credit Facility.
Our partnership agreement sets forth the calculation to be used to determine the amount and priority of cash distributions that the common and subordinated unitholders and general partner, as the holder of incentive distribution rights, will receive. Our distributions are declared subsequent to quarter end. On January 30, 2015, our general partner's board of directors declared a quarterly cash distribution of $0.3325 per unit for the period October 1, 2014 through December 31, 2014. WNRL paid the distribution on February 23, 2015 to all unitholders of record on February 13, 2015. The per unit distribution amount exceeded the target distribution amount of $0.3306 set forth in our partnership agreement; therefore, we made a nominal distribution to our general partner as the holder of our incentive distribution rights.
The table below summarizes our 2015 quarterly distribution declarations, payments and scheduled payments through May 1, 2015:

	2015
	Declaration Date	Record Date	Payment Date	Distribution per Common and Subordinated Unit
First quarter	May 1	May 15	May 26	$0.3475
Total				$0.3475
Cash Flows
The following table sets forth our cash flows for the periods indicated:

	Three Months Ended
	March 31,
	2015	2014	Change
	(In thousands)
Net cash provided by operating activities	$33,445	$24,481	$8,964
Net cash used in investing activities	(8,445)	(14,549)	6,104
Net cash provided by (used in) financing activities	8,874	(10,981)	19,855
Net change in cash and cash equivalents	$33,874	$(1,049)	$34,923

The increase in net cash from operating activities period over period was primarily the result of changes in our working capital as disclosed in our Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014. The change in accounts payable and accrued liabilities was primarily due to an increase in payables associated with accrued interest and accrued payroll expenses related to Western employee services.
Cash flows provided by operating activities for the three months ended March 31, 2015, combined with $300.0 million from the issuance of our WNRL 2023 Senior Notes were primarily used to repay the borrowings under our Revolving Credit Facility of $269.0 million, fund cash distributions to Western and non-controlling interest holders of $10.3 million and $5.3 million, respectively, fund capital expenditures of $8.6 million and pay deferred financing costs of $6.6 million.
For the same period in 2014, cash flows provided by operating activities were primarily used to fund capital expenditures of $8.4 million and cash distributions to Western and to non-controlling interest holders of $7.2 million and $3.8 million, respectively.
Capital Expenditures
Our capital requirements have consisted of and are expected to continue to consist of maintenance capital expenditures and discretionary capital expenditures. We retained $75.7 million in cash proceeds from the Offering for general partnership purposes including planned growth projects. We used $51.0 million of the retained cash to fund a portion of the WRW asset purchase. Maintenance capital expenditures include expenditures required to maintain equipment reliability, tankage and pipeline integrity and safety and to address environmental regulations. Discretionary capital expenditures include expenditures to acquire assets and expand existing facilities that increase throughput capacity of our pipelines and in our terminals or increase storage capacity at our storage facilities. For 2015, we budgeted $12.4 million for maintenance capital projects and up to $31.8 million in discretionary growth projects. For the three months ended March 31, 2015, we capitalized $3.0 million in sustaining and regulatory expenditures and $4.9 million in discretionary expenditures primarily for the expansion of our crude oil storage and truck offloading capabilities in both the Four Corners and the Delaware Basin.
We intend to rely primarily upon external financing sources, including borrowings under our Revolving Credit Facility and the issuance of debt and equity securities, to fund any significant future discretionary capital expenditures.
Contractual Obligations
During the first quarter of 2015, we issued the WNRL 2023 Senior Notes. Our annual interest obligation on the notes is $22.5 million that we will pay semi-annually through August of 2023. Also during the first quarter of 2015, our wholesale segment entered into an operating lease of 15 transport units. The total annual commitment related to this lease is $0.4 million, per year, that we will pay in monthly installments over a four year term. We include a complete summary of our future contractual obligations and commercial commitments as of December 31, 2014, in our 2014 Form 10-K under Part I, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Contractual Obligations.
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
Environmental Liabilities. Western has been party to various litigation and contingent loss matters, including environmental matters, arising in the ordinary course of business. We cannot accurately predict the outcome of these matters. Historically, costs incurred by us and our Predecessor have not been material. We are not currently aware of any environmental or other asserted or unasserted claims against us or that involve our assets that would be expected to have a material effect on our financial condition, results of operations or cash flows. As part of the omnibus agreement, Western will indemnify us for certain environmental cleanup expenses.
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
Item 3. Qualitative and Quantitative Disclosures about Market Risk
Refer to Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2014, for quantitative and qualitative disclosures about market risk. There have been no material changes in our exposures to market risk since December 31, 2014.

Item 4.	Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of March 31, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015.
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in the section entitled "Risk Factors" in our 2014 Form 10-K under Part I, Item 1A. Risk Factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
On May 4, 2015, WNRL entered into a Joinder Agreement with Western and Northern Tier Energy LP (“NTI”), an affiliate of Western, that joined WNRL as a party to the Shared Services Agreement, dated October 30, 2014, between Western and NTI and pursuant to which Western and NTI provide services to each other in support of their operations. Pursuant to the Joinder Agreement, WNRL will initially provide certain scheduling and other services in support of NTI’s operations, and NTI will reimburse WNRL for the costs associated with providing such services. Western owns the general partner of WNRL and the general partner of NTI. The Joinder Agreement and Shared Services Agreement are attached hereto as Exhibits 10.1 and 10.2, respectively.
The descriptions of the Joinder Agreement and Shared Services Agreement are qualified in their entirety by reference to the full text of the agreements which are filed as Exhibits 10.1 and 10.2, respectively, to this Quarterly Report on Form 10-Q and each of which is incorporated herein by reference.

ITEM 6. EXHIBITS.
Exhibit Index***

Exhibit Number	Description
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

10.1*	Joinder Agreement (Shared Services), dated May 4, 2015, by and among Western Refining Logistics, LP, Western Refining Southwest, Inc., Western Refining Company, L.P. and Northern Tier Energy LLC.
10.2*	Shared Services Agreement, dated October 30, 2014, by and among Western Refining Southwest, Inc., Western Refining Company, L.P. and Northern Tier Energy LLC.
31.1*	Certification Statement of Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Statement of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification Statement of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification Statement of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Interactive Data Files
——————
* Filed herewith
** Furnished herewith
*** Reports filed under the Securities Exchange Act of 1934, as amended (Form 10-K, Form 10-Q and Form 8-K) are under File No. 001-36114.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
WESTERN REFINING LOGISTICS, LP
BY: WESTERN REFINING LOGISTICS GP, LLC

Signature	Title	Date

/s/ Gary R. Dalke	Interim Chief Financial Officer	May 6, 2015
Gary R. Dalke	(Principal Financial Officer)