Form 10-Q
period 2015-06-30
Western Refining Logistics, LP
filed 2015-08-06
CIK 1581908

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 31, 2015, there were 24,016,748 common units and 22,811,000 subordinated units outstanding.

WESTERN REFINING LOGISTICS, LP

EXPLANATORY NOTE
Western Refining Logistics, LP ("WNRL" or the "Partnership") is a publicly-traded Delaware limited partnership that completed its initial public offering (the "Offering") of 15,812,500 common units on October 16, 2013. In conjunction with the Offering, Western Refining, Inc. ("Western") and certain of its subsidiaries contributed to us the majority of the logistics assets that we currently operate. Unless the context otherwise requires, references in this report to “Western Refining Logistics, LP,” “WNRL,” the “Partnership,” “we,” “our,” “us” or like terms used in context of periods on or after October 16, 2013, refer to Western Refining Logistics, LP and its subsidiaries.
On October 15, 2014, WNRL purchased from Western all of the outstanding limited liability company interests of Western Refining Wholesale, LLC ("WRW") for $320 million in cash and 1,160,092 common units (the "Wholesale Acquisition"). This purchase constituted the purchase of a business between entities under common control and transferred substantially all of WRW's southwest wholesale assets and operations from Western to WNRL. The information contained herein for WNRL has been retrospectively adjusted, to include the historical results of the WRW assets that we acquired, for periods prior to the effective date of the transaction.
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
WESTERN REFINING LOGISTICS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except unit data)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$78,550	$54,298
Accounts receivable:
Affiliate	59,589	52,056
Third-party, net of a reserve for doubtful accounts of $195 and $107, respectively	69,833	54,785
Inventories	16,171	14,483
Prepaid expenses	7,996	8,276
Other current assets	3,950	2,550
Total current assets	236,089	186,448
Property, plant and equipment, net	190,414	182,545
Intangible assets, net	3,908	4,185
Other assets, net	11,206	5,095
Total assets	$441,617	$378,273
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Affiliate	$124,174	$105,715
Third-party	15,318	11,455
Accrued liabilities, including deferred revenue from affiliate of $9,226 and $6,779, respectively	29,815	19,197
Total current liabilities	169,307	136,367
Long-term liabilities:
Long-term debt	300,000	269,000
Total long-term liabilities	300,000	269,000
Commitments and contingencies
Equity (Deficit):
General partner	(155)	—
Common unitholders - Public (15,858,156 and 15,823,408 units issued and outstanding, respectively)	327,546	327,592
Common unitholders - Western (8,158,592 units issued and outstanding)	(94,687)	(94,583)
Subordinated unitholders - Western (22,811,000 units issued and outstanding)	(260,394)	(260,103)
Total equity	(27,690)	(27,094)
Total liabilities and equity	$441,617	$378,273

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING LOGISTICS, LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues:
Fee based:
Affiliate	$46,062	$44,456	$91,540	$84,027
Third-party	679	657	1,302	1,358
Sales based:
Affiliate	164,576	229,265	297,347	426,278
Third-party	523,184	695,959	951,708	1,323,284
Total revenues	734,501	970,337	1,341,897	1,834,947
Operating costs and expenses:
Cost of products sold:
Affiliate	162,191	229,265	292,699	426,278
Third-party	501,835	676,461	913,028	1,284,265
Operating and maintenance expenses	37,355	36,974	72,992	70,657
General and administrative expenses	6,250	5,691	12,181	10,888
Loss (gain) on disposal of assets, net	(160)	18	(244)	18
Depreciation and amortization	4,737	4,454	9,475	8,606
Total operating costs and expenses	712,208	952,863	1,300,131	1,800,712
Operating income	22,293	17,474	41,766	34,235
Other income (expense):
Interest expense and other financing costs	(6,248)	(361)	(10,212)	(722)
Other income, net	18	32	35	75
Net income before income taxes	16,063	17,145	31,589	33,588
Provision for income taxes	(148)	(85)	(351)	(204)
Net income	15,915	17,060	31,238	33,384
Net income attributable to General Partner	—	6,085	—	11,476
Net income attributable to limited partners	$15,915	$10,975	$31,238	$21,908

Net income per limited partner unit:
Common - basic	$0.34	$0.24	$0.66	$0.48
Common - diluted	0.34	0.24	0.66	0.48
Subordinated - basic and diluted	0.34	0.24	0.66	0.48

Weighted average limited partner units outstanding:
Common - basic	24,017	22,811	24,001	22,811
Common - diluted	24,051	22,861	24,023	22,838
Subordinated - basic and diluted	22,811	22,811	22,811	22,811

Cash distributions declared per common unit	$0.3475	$0.2975	$0.6800	$0.5382

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING LOGISTICS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net income	$31,238	$33,384
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,475	8,606
Reserve for doubtful accounts	88	—
Amortization of loan fees	579	259
Unit-based compensation expense	920	581
Loss (gain) on disposal of assets, net	(244)	18
Changes in operating assets and liabilities:
Accounts receivable - Third-party	(15,136)	(424)
Accounts receivable - Affiliate	(7,533)	(1,045)
Inventories	(1,688)	(593)
Prepaid expenses	280	(1,374)
Other assets	(796)	20
Accounts payable and accrued liabilities	30,998	2,612
Other long-term liabilities	—	5
Net cash provided by operating activities	48,181	42,049
Cash flows from investing activities:
Capital expenditures	(16,412)	(12,087)
Distribution to Predecessor affiliate	—	(10,072)
Proceeds from sale of assets	290	57
Net cash used in investing activities	(16,122)	(22,102)
Cash flows from financing activities:
Additions to long-term debt	300,000	—
Payments on revolving credit facility	(269,000)	—
Deferred financing costs	(6,820)	—
Quarterly distributions to Western	(21,215)	(16,043)
Quarterly distributions to non-controlling interest holders	(10,772)	(8,510)
Net cash used in financing activities	(7,807)	(24,553)
Net change in cash and cash equivalents	24,252	(4,606)
Cash and cash equivalents at beginning of period	54,298	84,004
Cash and cash equivalents at end of period	$78,550	$79,398
Supplemental disclosure of cash flow information:
Interest paid	$957	$453
Income taxes paid	581	—
Supplemental disclosure of non-cash investing activities:
Accrued capital expenditures	$3,155	$260

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization
Western Refining Logistics, LP ("WNRL" or the "Partnership") is a Delaware limited partnership formed in July 2013 by Western Refining Logistics GP, LLC ("WRGP" or the "General Partner"), our general partner. WRGP is 100% owned by Western Refining, Inc. ("Western") and holds all of the non-economic general partner interests in WNRL.
WNRL is a growth-oriented partnership that was formed to own, operate, develop and acquire logistics and related assets and businesses including terminals, storage tanks, pipelines and other logistics assets related to the terminalling, transportation, storage and distribution of crude oil and refined products. WNRL's assets include approximately 300 miles of pipelines, 8.1 million barrels of active storage capacity, terminal facilities and a fleet of transport units that distribute wholesale petroleum products and transport crude oil.
On October 15, 2014, we acquired all of the outstanding limited liability company interests of Western Refining Wholesale, LLC (“WRW”), which owned substantially all of Western’s wholesale assets in the Southwest U.S. We acquired these interests pursuant to a Contribution, Conveyance and Assumption Agreement, dated September 25, 2014, as amended (the “Contribution Agreement”), by and among us, Western, Western Refining Southwest, Inc., a wholly-owned indirect subsidiary of Western ("WRSW"), and our general partner, in exchange for consideration of $320 million in cash and 1,160,092 additional common units. We refer to this transaction as the "Wholesale Acquisition." We funded the cash payment for the Wholesale Acquisition through $269 million in borrowings under our $300 million Senior Secured Revolving Credit Facility ("Revolving Credit Facility") and $51 million from cash on hand. The issuance of these additional units to Western increased Western's limited partner interest in WNRL to 66.2% at the acquisition date. During the first quarter of 2015, WNRL issued additional units to common unitholders through our equity based compensation program, reducing Western's limited partner interest in WNRL to 66.1%. Public unitholders own the remaining 33.9% limited partner interest. See Note 12, Equity for additional information regarding limited partner interests.
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
The financial statements presented in this Quarterly Report on Form 10-Q have been retrospectively adjusted to include the consolidated financial results of the WRW assets prior to October 15, 2014. The balance sheets as of June 30, 2015 and December 31, 2014, presents solely the consolidated financial position of WNRL. We recorded the purchase of WRW's assets at Western's historical book value, which was required for accounting purposes, to treat the purchase as a reorganization of entities under common control.
2. Basis of Presentation and Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, or for any other period.
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

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Financial Instruments and Fair Value
Financial instruments that potentially subject us to concentrations of credit risk primarily consist of accounts receivable. We believe that our credit risk is minimized as a result of the credit quality of our customer base. The carrying amounts of cash and cash equivalents, which we consider Level 1 assets, approximated their fair values at June 30, 2015 and December 31, 2014, due to their short-term maturities.
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
Recent Accounting Pronouncements
Effective January 1, 2015, we adopted the accounting and reporting requirements included in the Accounting Standards Codification ("ASC") for asset disposals that represent a strategic shift that will have a significant impact on the entity’s operations and financial results. These requirements have been applied prospectively. Also effective January 1, 2015, we adopted the ASC requirements related to master limited partnership entities' reporting of their earnings per unit, under the two-class method, that include the retrospective allocation of historical earnings of assets contributed from the parent entity. Our adoption of these changes effective January 1, 2015, had no impact on our financial position, results of operations or cash flows.
From time to time, new accounting pronouncements are issued by various standard setting bodies that may have an impact on our accounting and reporting. We are currently evaluating the effect that certain of these new accounting requirements may have on our accounting and related reporting and disclosures in our consolidated financial statements.

•
Recognition and reporting of revenues - the requirements were amended to remove inconsistencies in revenue requirements and to provide a more complete framework for addressing revenue issues across a broad range of industries and transaction types. The revised standard’s core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. These provisions are effective January 1, 2018, and are to be applied retrospectively, with early adoption permitted for periods beginning after December 15, 2016, and interim periods thereafter.

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

•
Subsequent measurement of inventories - inventories at the end of each reporting period will be measured at the lower of cost or net realizable value. The revised provisions are effective for interim and annual periods beginning after December 15, 2016, and are to be applied retrospectively, with early adoption permitted.

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

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At the Closing Date, WNRL purchased substantially all of Western’s southwest wholesale assets including assets and related inventories of WRW's lubricant distribution, southwest bulk petroleum fuels distribution and products transportation. We treated the purchase of WRW's assets as a reorganization of entities under common control as required for accounting purposes and, as such, we recorded the purchased assets at Western's historical book value.
In connection with the Contribution Agreement, we entered into wholesale commercial agreements with Western that have initial ten year terms. See Note 18, Related Party Transactions, to our condensed consolidated financial statements for additional information regarding the commercial agreements.
4. Segment Information
Our operations are organized into two operating segments based on marketing criteria and the nature of our products and services and our types of customers. These segments are logistics and wholesale.
Logistics. Our pipeline and gathering assets are positioned to support crude oil supply options for Western’s El Paso and Gallup Refineries as well as third parties and consist of crude oil pipelines and gathering assets located primarily in the Delaware Basin and in the Four Corners area of Northwestern New Mexico. These systems gather and transport crude oil by pipeline from various production locations to Western’s refineries utilizing approximately 300 miles of pipeline; 29 crude oil storage tanks with a total combined active shell storage capacity of 620,000 barrels; eight truck loading and unloading locations; and 14 pump stations.
Our terminalling, transportation and storage assets support crude oil supply and refined product distribution for Western’s El Paso and Gallup Refineries as well as third parties and primarily consist of storage tanks, terminals, transportation and other assets located in El Paso, Texas, Gallup, Bloomfield and Albuquerque, New Mexico and Phoenix and Tucson, Arizona. These assets include crude oil, feedstock, blendstock, refined product and asphalt storage tanks with a total combined shell storage capacity of 7.4 million barrels; truck loading racks; railcar loading racks; pump stations and pipeline and related logistics assets to service Western’s operations.
Wholesale. Our wholesale segment includes the operations of several lubricant and bulk petroleum distribution plants and a fleet of crude oil and refined product and lubricant delivery trucks. Our wholesale segment distributes commercial wholesale petroleum products primarily in Arizona, California, Colorado, Nevada, New Mexico and Texas. The wholesale segment purchases petroleum fuels and lubricants from Western's refining segment and from third-party suppliers.
Segment Accounting Principles. Operating income for each segment consists of net revenues less cost of products sold; direct operating expenses; selling, general and administrative expenses; net impact of the disposal of assets and depreciation and amortization.
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
We recorded the acquisition of WRW's assets at Western's historical book value as the purchase was considered a reorganization of entities under common control. The information contained herein for WNRL has been retrospectively adjusted to include the historical results of the WRW assets acquired for periods prior to the effective date of the transaction. Our financial information includes the historical results of WNRL that we have retrospectively adjusted due to the Wholesale Acquisition.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Disclosures regarding our reportable segments with reconciliations to consolidated totals for the three and six months ended June 30, 2015 and 2014, are presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)
Operating Results:
Logistics
Revenues: Affiliate	$34,876	$34,324	$69,651	$66,380
Revenues: Third-party	679	657	1,302	1,358
Total revenues	$35,555	$34,981	$70,953	$67,738
Wholesale
Revenues: Affiliate	$175,762	$239,397	$319,236	$443,925
Revenues: Third-party	523,184	695,959	951,708	1,323,284
Total revenues	$698,946	$935,356	$1,270,944	$1,767,209

Consolidated revenues	$734,501	$970,337	$1,341,897	$1,834,947

Operating income (loss)
Logistics	$13,236	$12,944	$26,476	$25,795
Wholesale	12,171	6,625	21,160	12,744
Other	(3,114)	(2,095)	(5,870)	(4,304)
Operating income from segments	22,293	17,474	41,766	34,235
Other income (expense), net	(6,230)	(329)	(10,177)	(647)
Consolidated income before income taxes	$16,063	$17,145	$31,589	$33,588

Depreciation and amortization
Logistics	$3,630	$3,467	$7,291	$6,711
Wholesale	1,107	987	2,184	1,895
Consolidated depreciation and amortization	$4,737	$4,454	$9,475	$8,606

Capital expenditures
Logistics	$6,851	$2,773	$12,366	$8,677
Wholesale	999	935	4,046	3,410
Consolidated capital expenditures	$7,850	$3,708	$16,412	$12,087

Total assets
Logistics			$167,210	$149,122
Wholesale			185,523	63,808
Other			88,884	95,607
Consolidated total assets			$441,617	$308,537

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
In addition to the common and subordinated units, we have identified the general partner interest and incentive distribution rights as participating securities and use the two-class method when calculating the net income per unit applicable to limited partners that is based on the weighted-average number of common units outstanding during the period. We make incentive distribution payments to our general partner when our per unit distribution amount exceeds the target distribution. During the three and six months ended June 30, 2015, we made incentive distribution right payments of $0.14 million and $0.16 million, respectively, to our general partner. We made no incentive distribution right payments to our general partner prior to the first quarter of 2015. Refer to Note 12, Equity, for further information regarding incentive distribution rights.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The calculation of net income per unit for the three and six months ended June 30, 2015 and 2014, respectively, is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands, except per unit data)
Net income	$15,915	$17,060	$31,238	$33,384
Net income attributable to general partner (1)	—	6,085	—	11,476
Net income attributable to limited partners	15,915	10,975	31,238	21,908
General partner distributions	(139)	—	(155)	—
Limited partners' distributions on common units	(8,346)	(6,786)	(16,320)	(12,277)
Limited partners' distributions on subordinated units	(7,927)	(6,786)	(15,512)	(12,277)
Distributions less than (greater than) earnings	$(497)	$(2,597)	$(749)	$(2,646)

General partners' earnings:
Distributions	$139	$—	$155	$—
Allocation of distributions less than (greater than) earnings	—	6,085	—	11,476
Total general partners' earnings	$139	$6,085	$155	$11,476

Limited partners' earnings on common units:
Distributions	$8,346	$6,786	$16,320	$12,277
Allocation of distributions less than (greater than) earnings	(255)	(1,298)	(384)	(1,323)
Total limited partners' earnings on common units	$8,091	$5,488	$15,936	$10,954

Limited partners' earnings on subordinated units:
Distributions	$7,927	$6,786	$15,512	$12,277
Allocation of distributions less than (greater than) earnings	(242)	(1,299)	(365)	(1,323)
Total limited partners' earnings on subordinated units	$7,685	$5,487	$15,147	$10,954

Weighted average limited partner units outstanding:
Common units - basic	24,017	22,811	24,001	22,811
Common units - diluted	24,051	22,861	24,023	22,838
Subordinated units - basic and diluted	22,811	22,811	22,811	22,811

Net income per limited partner unit:
Common - basic	$0.34	$0.24	$0.66	$0.48
Common - diluted	0.34	0.24	0.66	0.48
Subordinated - basic and diluted	0.34	0.24	0.66	0.48

(1)
For historical periods prior to the Wholesale Acquisition, we have applied the two-class method to calculate earnings per unit. The net income of WRW prior to the Wholesale Acquisition was allocated entirely to the general partner.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. Inventories
Inventories were as follows:

	June 30, 2015	December 31, 2014
	(In thousands)
Lubricants	$15,991	$14,241
Refined products	180	242
Inventories	$16,171	$14,483
7. Property, Plant and Equipment, Net
Property, plant and equipment, net was as follows:

	June 30, 2015	December 31, 2014
	(In thousands)
Buildings and improvements	$32,379	$31,444
Pipelines and related assets	92,084	82,637
Terminals and related assets	114,940	113,955
Asphalt plant, terminals and related assets	27,508	23,007
Wholesale and related assets	31,773	31,153
	298,684	282,196
Accumulated depreciation	(108,270)	(99,651)
Property, plant and equipment, net	$190,414	$182,545
Depreciation expense was $4.6 million, $9.2 million, $4.3 million and $8.3 million for the three and six months ended June 30, 2015 and 2014, respectively.
8. Intangible Assets, Net
Our intangible assets consist of customer lists. A summary of our intangible assets, net is presented in the table below:

	June 30, 2015	December 31, 2014
	(In thousands)
Gross carrying value	$7,551	$7,551
Accumulated amortization	(3,643)	(3,366)
Intangible assets, net	$3,908	$4,185
Intangible asset amortization expense was $0.1 million and $0.3 million for the three and six months ended June 30, 2015, respectively, and for the three and six months ended June 30, 2014, respectively, based upon estimates of useful lives ranging from 7 to 15 years. The weighted average amortization period as of June 30, 2015 and December 31, 2014 was 7.0 and 7.5 years, respectively.
Estimated amortization expense for the indicated periods is as follows (in thousands):

Remainder of 2015	$278
2016	556
2017	556
2018	556
2019	556
2020	545

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Other Assets
Other assets, net of amortization, were as follows:

	June 30, 2015	December 31, 2014
	(In thousands)
Unamortized loan fees	$8,225	$1,984
Notes receivable	1,733	1,493
Other	1,248	1,618
Other assets, net of amortization	$11,206	$5,095
The majority of the increase in other assets was due to the financing costs incurred in connection with our issuance of debt during the first quarter of 2015. See Note 11, Debt, for further discussion of the issuance and related fees.
10. Accrued Liabilities
Accrued liabilities were as follows:

	June 30, 2015	December 31, 2014
	(In thousands)
Deferred revenue - affiliate	$9,226	$6,779
Interest	8,688	14
Excise and other taxes	8,067	7,203
Payroll and related costs	1,950	2,497
Property taxes	769	1,360
Branding	580	602
Other	535	742
Accrued liabilities	$29,815	$19,197
11. Debt
Revolving Credit Facility
Our $300.0 million senior secured Revolving Credit Facility matures on October 16, 2018. We have the ability to increase the total commitment of our Revolving Credit Facility by up to $200.0 million for a total facility size of up to $500.0 million, subject to receiving increased commitments from lenders and to the satisfaction of certain conditions. The Revolving Credit Facility includes a $25.0 million sub-limit for standby letters of credit and a $10.0 million sub-limit for swing line loans. Obligations under the Revolving Credit Facility and certain cash management obligations are guaranteed by all of our subsidiaries and are secured by a first priority lien on substantially all of our and our subsidiaries' significant assets. Our creditors under the Revolving Credit Facility have no recourse to Western's assets. Borrowings under our Revolving Credit Facility bear interest at either a base rate plus an applicable margin ranging from 0.75% to 1.75%, or at LIBOR plus an applicable margin ranging from 1.75% to 2.75%. The applicable margin will vary based on our Consolidated Total Leverage Ratio, as defined in the Revolving Credit Facility. As of June 30, 2015, the availability under the Revolving Credit Facility was $299.3 million. This availability is net of $0.7 million in outstanding letters of credit. We had no direct or swing line borrowings outstanding under our Revolving Credit Facility as of June 30, 2015.
The Revolving Credit Facility contains covenants that limit or restrict our ability to make cash distributions. We are required to maintain certain financial ratios, each tested on a quarterly basis for the immediately preceding four quarter period.
7.5% Senior Notes
On February 11, 2015, we entered into an Indenture (the “Indenture”) among the Partnership, WNRL Finance Corp., a Delaware corporation and 100% owned subsidiary of the Partnership (“Finance Corp.” and together with the Partnership, the “Issuers”), the Guarantors named therein and U.S. Bank National Association, as trustee (the “Trustee”) under which the Issuers issued $300.0 million in aggregate principal amount of 7.5% Senior Notes due 2023 (the "WNRL 2023 Senior Notes"). The

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Partnership will pay interest on the WNRL 2023 Senior Notes semi-annually in cash in arrears on February 15 and August 15 of each year, beginning on August 15, 2015. The WNRL 2023 Senior Notes will mature on February 15, 2023. Proceeds from the WNRL 2023 Senior Notes were used to repay $269.0 million of then outstanding borrowings under our Revolving Credit Facility. The estimated fair value of the WNRL 2023 Senior Notes was $312.0 million as of June 30, 2015. We incurred financing costs associated with the issuance of the WNRL 2023 Senior Notes of $6.8 million that is included, net of amortization, in other assets in the Condensed Consolidated Balance Sheet as of June 30, 2015.
The WNRL 2023 Senior Notes are fully and unconditionally and jointly and severally guaranteed on a senior unsecured basis by all of WNRL's current 100% owned subsidiaries, with the exception of Finance Corp. Finance Corp. is a minor subsidiary of WNRL and is a co-issuer of the WNRL 2023 Senior Notes. The co-issuance between WNRL and the Finance Corp. is on a joint and several basis. WNRL has no independent assets or operations. There are no significant restrictions on the ability of WNRL or its subsidiary guarantors and Finance Corp. to obtain or transfer funds from its subsidiary guarantors by dividend or loan. None of the subsidiary guarantors’ and Finance Corp.'s assets represent restricted assets.
The subsidiary guarantees of the WNRL 2023 Senior Notes are subject to certain automatic customary releases, including upon the sale, disposition or transfer of capital stock or substantially all of the assets (including by way of merger) of a subsidiary guarantor to a Person other than the Partnership or one of its restricted subsidiaries, designation of a subsidiary guarantor as an unrestricted subsidiary in accordance with the indenture, a legal defeasance or covenant defeasance, liquidation or dissolution of the subsidiary guarantor, and a subsidiary guarantor ceasing to guarantee debt of the Partnership, Finance Corp. or any other guarantor under a credit facility, as defined in the indenture governing the WNRL 2023 Senior Notes. The Partnership’s subsidiaries may not sell or otherwise dispose of all or substantially all of their properties or assets to, or consolidate with or merge into, another company if such a sale would cause a default under the indenture governing the WNRL 2023 Senior Notes.
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
In connection with the issuance of the WNRL 2023 Senior Notes, we entered into a registration rights agreement, dated February 11, 2015 (the “Registration Rights Agreement”), with the initial purchasers. Under the Registration Rights Agreement, we agreed to register notes having substantially identical terms as the WNRL 2023 Senior Notes with the U.S. Securities and Exchange Commission (the "SEC") as part of an offer to exchange the WNRL 2023 Senior Notes for freely tradable exchange notes. We filed a related Form S-4 on May 22, 2015, that was declared effective by the SEC on June 8, 2015. The exchange offer expired on July 8, 2015. Effective on July 9, 2015, we exchanged all of the previously issued WNRL 2023 Senior Notes for new notes due 2023 that are registered under the Securities Act of 1933, as amended.
12. Equity
We had 15,858,156 outstanding common units held by the public as of June 30, 2015, including the net settlement and issuance of 34,748 of common units upon the vesting of phantom units from our Western Refining Logistics, LP 2013 Long-Term Incentive Plan (the "LTIP") on March 26, 2015. Western owned 8,158,592 of our common units and 22,811,000 of our subordinated units constituting an aggregate limited partner interest of 66.1% as of June 30, 2015. In accordance with our partnership agreement, Western's subordinated units will convert to common units once we have met specified distribution targets and successfully completed other tests set forth in our partnership agreement.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Changes to equity during the six months ended June 30, 2015, were as follows:

	General	Common -	Common -	Subordinated -
	Partner	Public	Western	Western	Total
	(In thousands)
Balance at December 31, 2014	$—	$327,592	$(94,583)	$(260,103)	$(27,094)
Unit-based compensation	—	374	—	—	374
Distributions to partners declared	(155)	(10,772)	(5,548)	(15,512)	(31,987)
Net income attributable to limited partners	—	10,573	5,444	15,221	31,238
Other	—	(221)	—	—	(221)
Balance at June 30, 2015	$(155)	$327,546	$(94,687)	$(260,394)	$(27,690)
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

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The table below summarizes our 2015 quarterly distribution declarations, payments and scheduled payments through July 31, 2015:

Declaration Date	Record Date	Payment Date	Distribution per Common and Subordinated Unit
January 30, 2015	February 13, 2015	February 23, 2015	$0.3325
May 1, 2015	May 15, 2015	May 26, 2015	0.3475
July 31, 2015	August 14, 2015	August 24, 2015	0.3650
Total			$1.0450
During the first and second quarters of 2015, we declared and paid distributions that were in excess of the target distribution amounts set forth in our partnership agreement, resulting in distributions to our general partner as the holder of incentive distribution rights. The total quarterly cash distributions made to general and limited partners for the three and six months ended June 30, 2015 and 2014, respectively, is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands, except per unit data)
General partners' distributions:
General partner's incentive distribution rights	$139	$—	$155	$—
Total general partner's distributions	$139	$—	$155	$—

Limited partners' earnings on common units:
Common	$8,346	$6,786	$16,320	$12,277
Subordinated	7,927	6,786	15,512	12,277
Total limited partners' distributions	16,273	13,572	31,832	24,554
Total cash distributions	$16,412	$13,572	$31,987	$24,554

Cash distributions per limited partner unit	$0.3475	$0.2975	$0.6800	$0.5382
In June 2015, the SEC declared effective a universal shelf Registration Statement on Form S-3 we had previously filed to register the sale of up to $1 billion in equity or debt securities of us and certain of our subsidiaries. We may over time, and subject to market conditions, in one or more offerings, offer and sell any combination of the securities described in the prospectus.
13. Equity-Based Compensation
Our general partner's board of directors adopted the LTIP for the benefit of employees, consultants and non-employee directors of our general partner and its affiliates. Awards granted under the LTIP vest over a scheduled vesting period and their market value at the date of the grant is amortized over the restricted period on a straight-line basis.
As of June 30, 2015, there were 4,181,472 common units reserved for future grants under the LTIP.
The fair value of the phantom units is determined based on the closing price of WNRL common units on the grant date. The estimated fair value of the phantom units is amortized on a straight-line basis over the scheduled vesting periods of individual awards. We incurred unit-based compensation expense of $0.5 million, $0.9 million, $0.4 million and $0.6 million for the three and six months ended June 30, 2015 and 2014, respectively.
The aggregate grant date fair value of nonvested phantom units outstanding as of June 30, 2015, was $7.8 million. The aggregate intrinsic value of such phantom units was $8.0 million. Total unrecognized compensation cost related to our nonvested phantom units totaled $6.9 million as of June 30, 2015, that we expect to recognize over a weighted-average period of 3.94 years.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of our unit award activity for the six months ended June 30, 2015, is set forth below:

	Number of Phantom Units	Weighted Average Grant Date Fair Value
Not vested at December 31, 2014	280,251	$28.30
Awards granted	56,485	29.48
Awards vested	(51,951)	27.97
Awards forfeited	(11,913)	30.78
Not vested at June 30, 2015	272,872	28.50
14. Concentration Risk
We are part of the consolidated operations of Western and we derive a significant portion of our revenue from transactions with Western and its affiliates. Western accounted for 28.7%, 29.0%, 28.2% and 27.8%, respectively, of our total revenues for the three and six months ended June 30, 2015 and 2014.
We sell a variety of refined products to a diverse customer base. Sales to Kroger Company accounted for 24.1%, 24.2%, 23.3% and 24.1% of total revenues for the three and six months ended June 30, 2015 and 2014, respectively. Sales to Western’s retail group accounted for 23.2%, 22.9%, 22.7% and 22.7% of total revenues for the three and six months ended June 30, 2015 and 2014, respectively.
See Note 18, Related Party Transactions, for detailed information on our agreements with Western.
15. Income Taxes
WNRL is treated as a publicly-traded partnership for federal and state income tax purposes, however, Western Refining Product Transport, LLC (a wholly-owned subsidiary) is taxed as a corporation for federal and state tax purposes. Taxes on our net income for WNRL and its subsidiaries generally are borne by our partners through the allocation of taxable income. The aggregate difference in the basis of our net assets for financial and tax reporting purposes cannot be readily determined as we do not have access to information about each partner's tax attributes in us. Our income tax expense results from our taxable subsidiary and state laws that apply to entities organized as partnerships, primarily in the state of Texas and from federal and state laws for corporations. For the three and six months ended June 30, 2015 and 2014, our income tax expense was $0.1 million, $0.4 million, $0.1 million and $0.2 million, respectively. Our effective tax rate for the three and six months ended June 30, 2015 and 2014, was 0.9%, 1.1%, 0.5% and 0.6%, respectively.
As of June 30, 2015 and December 31, 2014, we had no unrecognized tax benefit liability. No interest or penalties were recognized related to income taxes during the three and six months ended June 30, 2015 and 2014.

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
The following table presents our annual minimum rental payments under non-cancelable operating leases that have lease terms of one year or more (in thousands) as of June 30, 2015:

Remaining 2015	$4,160
2016	6,969
2017	4,769
2018	2,030
2019	680
2020 and thereafter	325
$18,933
Total rental expense was $2.3 million, $4.6 million, $2.5 million and $4.6 million for the three and six months ended June 30, 2015 and 2014, respectively. Contingent rentals and subleases were not significant in any year.
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

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We have incurred indirect charges from Western for allocation of services including executive oversight, accounting, treasury, tax, legal, procurement, engineering, logistics, maintenance, information technology and similar items. We classify these indirect charges between general and administrative expenses and operating and maintenance expenses based on the functional nature of the employee and other services that Western provides for our operations. Indirect charges from Western that we include within our general and administrative and operating and maintenance expenses were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)
Indirect charges:
General and administrative expenses	$2,287	$2,001	$4,270	$3,826
Operating and maintenance expenses	8,680	8,513	17,687	17,171
Total indirect charges	$10,967	$10,514	$21,957	$20,997
Our management believes the indirect charges allocated to us from Western are a reasonable reflection of the utilization of Western's service to our operations. We also incur direct charges to our operations and administration. The indirect allocations noted above may not fully reflect the additional expenses that we would have incurred had we been a stand-alone company during the periods presented.
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
Pipeline and Gathering Services Agreement
We are party to a pipeline and gathering services agreement with Western under which we agreed to transport crude oil on our Permian Basin system primarily for use at Western’s El Paso Refinery and on our Four Corners system to Western’s Gallup Refinery. We charge Western fees for pipeline movements, truck offloading and product storage.
Terminalling, Transportation and Storage Services Agreement
We are party to a terminalling, transportation and storage services agreement with Western under which we have agreed to, among other things, distribute products produced at Western’s refineries, connect Western’s refineries to third-party pipelines and systems and provide fee-based asphalt terminalling and processing services. At our network of crude oil and refined products terminals and related assets and storage facilities, we charge Western fees for crude oil, blendstock and refined product storage, shipments into and out of storage and additive and blending services. At our asphalt plant and terminal in El Paso and our three stand-alone asphalt terminals, we charge Western fees for asphalt storage, shipments into and out of asphalt storage and asphalt processing and blending.
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

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Other Agreements with Western
Omnibus Agreement
In connection with the Offering, we entered into an omnibus agreement with Western, certain of its subsidiaries and our general partner. The omnibus agreement addresses the following items:

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
Contribution, Conveyance and Assumption Agreement
In connection with the Offering, we entered into the Contribution Agreement with Western under which we acquired all of the outstanding limited liability company interests of WRW, which owned substantially all of Western’s southwest wholesale assets. Among other things, Western agreed to indemnify us with respect to liabilities related to certain assets and operations historically owned by WRW that were not contributed to us in the Wholesale Acquisition. In addition, Western made certain representations and warranties regarding the assets of WRW, including with respect to environmental matters, and agreed to indemnify us for breaches of those representations and warranties, subject to specified deductibles, caps and other limitations.
Services Agreements
In connection with the Offering, we entered into a services agreement with Western under which we reimburse Western for its provision to us of certain personnel to provide operational services to us and under our supervision in support of our pipelines and gathering assets and terminalling and storage facilities, including routine and emergency maintenance and repair services, routine operational activities, routine administrative services, construction and related services and such other services as we and Western may mutually agree upon from time to time. Western will prepare a maintenance, operating and capital

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

budget on an annual basis subject to our approval. Western submits actual expenditures for reimbursement on a monthly basis, and we reimburse Western for providing these services.
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
On May 4, 2015, we entered into a Joinder Agreement with Western and Northern Tier Energy ("NTI") that joined WNRL as a party to the Shared Services Agreement, dated October 30, 2014, between Western and NTI and under which Western and NTI provide services to each other in support of their operations. Under the Joinder Agreement, WNRL will initially provide certain scheduling and other services in support of NTI’s operations, and NTI will reimburse WNRL for the costs associated with providing such services. As of June 30, 2015, we incurred expenses of $0.1 million that are reimbursable from NTI under the shared services agreement.
Leasing Agreements
In connection with the Offering, we entered into three separate ground lease and access agreements with Western. All three agreements are for 10-year terms with provision for automatic renewal of up to four consecutive 10-year periods. Under each separate agreement, WNRL pays nominal annual rents. Rents due under these three agreements in the aggregate are less than $0.1 million over the initial term of the agreements.

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

Overview
Western Refining Logistics, LP ("WNRL", the "Partnership", "we" or "us") is a Delaware limited partnership formed in July 2013 by Western Refining Logistics GP, LLC ("WRGP"), our general partner that holds all of the non-economic general partner interests in WNRL and is indirectly owned 100% by Western Refining, Inc. ("Western"). On October 16, 2013, WNRL completed its initial public offering (the "Offering") of 15,812,500 common units, after which Western's limited partner interest in WNRL was 65.3%. Our units trade on the New York Stock Exchange (“NYSE”) under the symbol “WNRL.” Unless the context otherwise requires, references in this report to “Western Refining Logistics, LP,” “WNRL,” the “Partnership,” “we,” “our,” “us” or like terms used in context of periods on or after October 16, 2013, refer to Western Refining Logistics, LP and its subsidiaries.
On October 15, 2014, we acquired all of the outstanding limited liability company interests of Western Refining Wholesale, LLC ("WRW"), which owned substantially all of Western’s wholesale assets in the Southwest U.S. We acquired these interests pursuant to a Contribution, Conveyance and Assumption Agreement, dated September 25, 2014, as amended (the “Contribution Agreement”), by and among us, Western, Western Refining Southwest, Inc., a wholly-owned indirect subsidiary of Western ("WRSW"), and our general partner, in exchange for $320 million in cash and 1,160,092 of our common units. The issuance of these additional units to Western increased Western's limited partner interest in WNRL to 66.2% at the acquisition date. We funded the cash payment through $269 million in borrowings under our $300 million Senior Secured Revolving Credit Facility ("Revolving Credit Facility") and $51 million from cash on hand. We refer to this transaction as the “Wholesale Acquisition.”
WNRL is a growth-oriented limited partnership that was formed to own, operate, develop and acquire logistics and related assets and businesses, including terminals, storage tanks, pipelines and other logistics assets related to the terminalling, transportation, storage and distribution of crude oil and refined products. WNRL's assets include approximately 300 miles of pipelines, 8.1 million barrels ("bbls") of active storage capacity, terminal facilities and a fleet of transport units that distribute wholesale petroleum products and transport crude oil. Prior to the Wholesale Acquisition, WNRL generated its revenues principally based on fees charged for logistics services. Following the Wholesale Acquisition, a significant portion of our revenues result from product sales to third-party and affiliate customers.
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
Financing. There are differences in the way we finance our operations as compared to our operations prior to the Wholesale Acquisition. Historically, WNRL financed its operations through proceeds generated by the Offering and internally generated cash flows, availability under our Revolving Credit Facility and capital contributions from Western to satisfy capital expenditure requirements. On February 11, 2015, we issued $300 million in aggregate principal amount of 7.5% Senior Notes due 2023 ("WNRL 2023 Senior Notes"), resulting in a significant increase to our historically recognized interest expense and amortization of loan fees.
Based on the terms of our cash distribution policy, we will distribute most of the cash generated by our operations to our unitholders, including Western. As a result, we expect to fund future maintenance and growth capital expenditures primarily from a combination of cash-on-hand, borrowings under our revolving credit facility and potential issuance of additional equity or debt securities.
Delaware Basin System. The 38 miles of the Main 12-inch and the East 10-inch pipelines included in the Delaware Basin System were placed into service in July 2013. The West 10-inch pipeline was placed into service in August 2013. The Delaware Basin system is designed to handle up to 138,000 barrels per day ("bpd"), comprised of a mainline capacity of 100,000 bpd and truck unloading capacity of 38,000 bpd.
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
Results of Operations
The following tables summarize our consolidated and operating segment financial data and key operating statistics for the three and six months ended June 30, 2015 and 2014, respectively. The following data should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this quarterly report.

The assets acquired in the Wholesale Acquisition are reflected at Western's historical book value as the purchase was a reorganization of entities under common control. We have retrospectively adjusted the financial information for WNRL to include the historical results of the WRW assets acquired for periods prior to the effective date of the acquisition.
Our operations are organized into two operating segments based on marketing criteria and the nature of our products and services and our types of customers. These segments are logistics and wholesale.
Consolidated
Three Months Ended June 30, 2015, Compared to the Three Months Ended June 30, 2014

	Three Months Ended
	June 30,
	2015	2014	Change
	(In thousands, except per unit data)
Revenues:
Fee based:
Affiliate	$46,062	$44,456	$1,606
Third-party	679	657	22
Sales based:
Affiliate	164,576	229,265	(64,689)
Third-party	523,184	695,959	(172,775)
Total revenues	734,501	970,337	(235,836)
Operating costs and expenses:
Cost of products sold:
Affiliate	162,191	229,265	(67,074)
Third-party	501,835	676,461	(174,626)
Operating and maintenance expenses	37,355	36,974	381
General and administrative expenses	6,250	5,691	559
Loss (gain) on disposal of assets, net	(160)	18	(178)
Depreciation and amortization	4,737	4,454	283
Total operating costs and expenses	712,208	952,863	(240,655)
Operating income	22,293	17,474	4,819
Other income (expense):
Interest expense and other financing costs	(6,248)	(361)	(5,887)
Other, net	18	32	(14)
Net income before income taxes	16,063	17,145	(1,082)
Provision for income taxes	(148)	(85)	(63)
Net income	15,915	17,060	(1,145)
Net income attributable to General Partner	—	6,085	(6,085)
Net income attributable to limited partners	$15,915	$10,975	$4,940

Net income per limited partner unit:
Common - basic	$0.34	$0.24	$0.10
Common - diluted	0.34	0.24	0.10
Subordinated - basic and diluted	0.34	0.24	0.10

Weighted average limited partner units outstanding:
Common - basic	24,017	22,811	1,206
Common - diluted	24,051	22,861	1,190
Subordinated - basic and diluted	22,811	22,811	—

	Three Months Ended
	June 30,
	2015	2014	Change
	(In thousands)
Cash Flow Data
Net cash provided by (used in):
Operating activities	$14,736	$17,568	$(2,832)
Investing activities	(7,677)	(7,553)	(124)
Financing activities	(16,681)	(13,572)	(3,109)
Capital expenditures	7,850	3,708	4,142
Other Data
EBITDA	$27,048	$14,884	$12,164
Distributable cash flow	17,440	14,361	3,079

Fee Based Revenues and Gross Margin. Gross margin is calculated as revenues less cost of products sold (exclusive of depreciation and amortization). Our revenues were generated by existing third-party contracts and from commercial agreements with Western. Increased utilization of our Permian Basin assets resulted in higher fee based revenues quarter over quarter. Wholesale gross margin increased quarter over quarter primarily due to higher fuel sales volume and truck freight revenue from crude oil gathering activity in the Permian Basin area.
Operating and Maintenance Expenses. The increase in operating and maintenance expenses resulted from an increase in employee expenses ($1.5 million), partially offset by lower maintenance expenses ($0.6 million) that were primarily due to differences in the timing of the scheduled maintenance during the second quarter of 2015 versus the second quarter of 2014 and energy expense specifically due to chemical additives used in the pipeline transportation process ($0.4 million). Maintenance expense for the three months ended June 30, 2015, was $9.4 million compared to $10.0 million for the same period in 2014.
General and Administrative Expenses. General and administrative expenses increased quarter over quarter due to an increase in professional and legal services ($0.4 million).
Depreciation and Amortization. Depreciation and amortization increased due to the ongoing expansion of WNRL's Delaware Basin logistics system and current period depreciation related to the addition of crude oil tanker trailers during the second half of 2014.
Interest Expense and Other Financing Costs. The increase in interest expense from prior periods was attributable to the issuance of the $300.0 million WNRL 2023 Senior Notes during the first quarter of 2015.

Six Months Ended June 30, 2015, Compared to the Six Months Ended June 30, 2014

	Six Months Ended
	June 30,
	2015	2014	Change
	(In thousands, except per unit data)
Revenues:
Fee based:
Affiliate	$91,540	$84,027	$7,513
Third-party	1,302	1,358	(56)
Sales based:
Affiliate	297,347	426,278	(128,931)
Third-party	951,708	1,323,284	(371,576)
Total revenues	1,341,897	1,834,947	(493,050)
Operating costs and expenses:
Cost of products sold:
Affiliate	292,699	426,278	(133,579)
Third-party	913,028	1,284,265	(371,237)
Operating and maintenance expenses	72,992	70,657	2,335
General and administrative expenses	12,181	10,888	1,293
Loss (gain) on disposal of assets, net	(244)	18	(262)
Depreciation and amortization	9,475	8,606	869
Total operating costs and expenses	1,300,131	1,800,712	(500,581)
Operating income	41,766	34,235	7,531
Other income (expense):
Interest expense and other financing costs	(10,212)	(722)	(9,490)
Other, net	35	75	(40)
Net income before income taxes	31,589	33,588	(1,999)
Provision for income taxes	(351)	(204)	(147)
Net income	31,238	33,384	(2,146)
Net income attributable to General Partner	—	11,476	(11,476)
Net income attributable to limited partners	$31,238	$21,908	$9,330

Net income per limited partner unit:
Common - basic	$0.66	$0.48	$0.18
Common - diluted	0.66	0.48	0.18
Subordinated - basic and diluted	0.66	0.48	0.18

Weighted average limited partner units outstanding:
Common - basic	24,001	22,811	1,190
Common - diluted	24,023	22,838	1,185
Subordinated - basic and diluted	22,811	22,811	—

	Six Months Ended
	June 30,
	2015	2014	Change
	(In thousands)
Cash Flow Data
Net cash provided by (used in):
Operating activities	$48,181	$42,049	$6,132
Investing activities	(16,122)	(22,102)	5,980
Financing activities	(7,807)	(24,553)	16,746
Capital expenditures	16,412	12,087	4,325
Other Data
EBITDA	$51,276	$29,534	$21,742
Distributable cash flow	39,209	29,464	9,745

Fee Based Revenues and Gross Margin. Our revenues were generated by existing third-party contracts and from commercial agreements with Western. Increased utilization of our Permian Basin assets resulted in higher fee based revenues quarter over quarter. Wholesale gross margin increased quarter over quarter primarily due to higher fuel sales volume and truck freight revenue from crude oil gathering activity in the Permian Basin area.
Operating and Maintenance Expenses. The increase in operating and maintenance expenses resulted from an increase in employee expenses ($3.2 million), partially offset by lower fuel expense for our transportation department ($1.7 million) and maintenance expenses ($0.1 million) that were primarily due to differences in the timing of the scheduled maintenance during the first six months of 2015 versus the first six months of 2014. Maintenance expense for the first six months of 2015 was $18.3 million compared to $18.4 million for the same period in 2014.
General and Administrative Expenses. General and administrative expenses increased primarily due to an increase in professional and legal services ($0.9 million).
Depreciation and Amortization. Depreciation and amortization increased due to the ongoing expansion of our Delaware Basin logistics system and current period depreciation related to the addition of crude oil tanker trailers during 2014.
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
We believe that the presentation of these non-GAAP measures provides useful information to investors in assessing our financial condition and results of operations. The GAAP measure most directly comparable to EBITDA and Distributable Cash Flow is net income attributable to limited partners. These non-GAAP measures should not be considered as alternatives to net income or any other measure of financial performance presented in accordance with GAAP. EBITDA excludes some, but not all, items that affect net income attributable to limited partners. These non-GAAP measures may vary from those of other companies. As a result, EBITDA and Distributable Cash Flow as presented herein may not be comparable to similarly titled measures of other companies. The calculation of EBITDA and Distributable Cash Flow includes the results of operations for the wholesale segment for the period subsequent to the Wholesale Acquisition through June 30, 2015.
The following tables reconcile net income attributable to limited partners to EBITDA for the periods presented and Distributable Cash Flow for the three and six months ended June 30, 2015 and 2014, respectively. The reconciliation of Distributable Cash Flow to EBITDA for the three months ended June 30, 2015, includes interest accruals for the first and second quarters of 2015 related to the 2023 WNRL Senior Notes. Prior to the second quarter of 2015, we calculated Distributable Cash Flows using cash interest paid.

	Three Months Ended
	June 30,
	2015	2014	Change
	(In thousands)
Net income attributable to limited partners	$15,915	$10,975	$4,940
Interest expense and other financing costs	6,248	357	5,891
Provision for income taxes	148	85	63
Depreciation and amortization	4,737	3,467	1,270
EBITDA	27,048	14,884	12,164

Change in deferred revenues	1,215	637	578
Interest expense	(8,908)	(228)	(8,680)
Income taxes paid	(580)	—	(580)
Maintenance capital expenditures	(2,117)	(932)	(1,185)
Other	782	—	782
Distributable cash flow	$17,440	$14,361	$3,079

Minimum quarterly distribution	$13,463	$13,116	$347

	Six Months Ended
	June 30,
	2015	2014	Change
	(In thousands)
Net income attributable to limited partners	$31,238	$21,908	$9,330
Interest expense and other financing costs	10,212	711	9,501
Provision for income taxes	351	204	147
Depreciation and amortization	9,475	6,711	2,764
EBITDA	51,276	29,534	21,742

Change in deferred revenues	2,447	2,574	(127)
Interest expense	(9,633)	(453)	(9,180)
Income taxes paid	(581)	—	(581)
Maintenance capital expenditures	(5,082)	(2,191)	(2,891)
Other	782	—	782
Distributable cash flow	$39,209	$29,464	$9,745

Minimum quarterly distribution	$26,926	$26,233	$693

Logistics Segment
Three Months Ended June 30, 2015, Compared to the Three Months Ended June 30, 2014

	Three Months Ended
	June 30,
	2015	2014	Change
	(In thousands, except key operating statistics)
Statement of Operations Data:
Fee based revenues:
Affiliate	$34,876	$34,324	$552
Third-party	679	657	22
Total revenues	35,555	34,981	574
Operating costs and expenses:
Operating and maintenance expenses	17,803	17,954	(151)
General and administrative expenses	886	616	270
Depreciation and amortization	3,630	3,467	163
Total operating costs and expenses	22,319	22,037	282
Operating income	$13,236	$12,944	$292
Key Operating Statistics:
Pipeline and gathering:
Mainline movements (bpd) (1):
Permian/Delaware Basin system	43,873	24,196	19,677
Four Corners system	51,486	35,837	15,649
Gathering (truck offloading) (bpd):
Permian/Delaware Basin system	24,019	26,178	(2,159)
Four Corners system	12,950	11,188	1,762
Pipeline Gathering and Injection system (bpd):
Permian/Delaware Basin system	5,911	1,551	4,360
Four Corners system	22,081	20,356	1,725
Tank storage capacity (bbls) (2)	619,893	578,167	41,726
Terminalling, transportation and storage:
Shipments into and out of storage (bpd) (includes asphalt)	389,220	406,881	(17,661)
Terminal storage capacity (bbls) (2)	7,482,152	7,355,432	126,720

(1)
Some barrels of crude oil in route to Western's Gallup refinery and Permian/Delaware Basin are transported on more than one of our mainlines. Mainline movements for the Four Corners and Delaware Basin systems include each barrel transported on each mainline. During the second quarter, we began shipping crude oil from the Four Corners system, through a pipeline connection, to the Permian/Delaware system.

(2)	Storage shell capacities represent weighted-average capacities for the periods indicated.
Fee Based Revenues. Our revenues were generated by existing third-party contracts and from commercial agreements with Western. Increased operations generated from our Permian Basin assets resulted in higher revenues quarter over quarter.
Operating and Maintenance Expenses. Operating and maintenance expenses decreased quarter over quarter due to decreased maintenance expense ($0.6 million) primarily due to differences in the timing of the scheduled maintenance during the second quarter of 2015 versus the second quarter of 2014 and decreased energy expense ($0.4 million) specifically due to chemical additives used in the pipeline transportation process, partially offset by higher employee expense ($0.7 million).
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
Six Months Ended June 30, 2015, Compared to the Six Months Ended June 30, 2014

	Six Months Ended
	June 30,
	2015	2014	Change
	(In thousands, except key operating statistics)
Statement of Operations Data:
Fee based revenues:
Affiliate	$69,651	$66,380	$3,271
Third-party	1,302	1,358	(56)
Total revenues	70,953	67,738	3,215
Operating costs and expenses:
Operating and maintenance expenses	35,321	34,089	1,232
General and administrative expenses	1,865	1,143	722
Depreciation and amortization	7,291	6,711	580
Total operating costs and expenses	44,477	41,943	2,534
Operating income	$26,476	$25,795	$681
Key Operating Statistics:
Pipeline and gathering:
Mainline movements (bpd) (1):
Permian/Delaware Basin system	40,213	19,794	20,419
Four Corners system	48,679	38,412	10,267
Gathering (truck offloading) (bpd):
Permian/Delaware Basin system	23,316	24,182	(866)
Four Corners system	11,812	11,293	519
Pipeline Gathering and Injection system (bpd):
Permian/Delaware Basin system	3,775	1,555	2,220
Four Corners system	21,327	21,547	(220)
Tank storage capacity (bbls) (2)	620,198	578,167	42,031
Terminalling, transportation and storage:
Shipments into and out of storage (bpd) (includes asphalt)	390,263	373,918	16,345
Terminal storage capacity (bbls) (2)	7,486,337	7,355,432	130,905

(1)
Some barrels of crude oil in route to Western's Gallup refinery and Permian/Delaware Basin are transported on more than one of our mainlines. Mainline movements for the Four Corners and Delaware Basin systems include each barrel transported on each mainline. During the second quarter, we began shipping crude oil from the Four Corners system, through a pipeline connection, to the Permian/Delaware system.

(2)	Storage shell capacities represent weighted-average capacities for the periods indicated.
Fee Based Revenues. Our revenues were generated by existing third-party contracts and from commercial agreements with Western. Increased operations generated from our Permian Basin assets resulted in higher revenues.
Operating and Maintenance Expenses. Operating and maintenance expenses increased primarily due to increased employee expenses ($1.3 million), partially offset by lower maintenance expense ($0.2 million) that was primarily due to differences in the timing of the scheduled maintenance during the first six months of 2015 versus the first six months of 2014.
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
Wholesale Segment
Three Months Ended June 30, 2015, Compared to the Three Months Ended June 30, 2014

	Three Months Ended
	June 30,
	2015	2014	Change
	(In thousands, except key operating stats)
Statement of Operations Data:
Fee based revenues (1):
Affiliate	$11,186	$10,132	$1,054
Sales based revenues (1):
Affiliate	164,576	229,265	(64,689)
Third-party	523,184	695,959	(172,775)
Total revenues	698,946	935,356	(236,410)
Operating costs and expenses:
Cost of products sold:
Affiliate	162,191	229,265	(67,074)
Third-party	501,835	676,461	(174,626)
Operating and maintenance expenses	19,552	19,020	532
General and administrative expenses	2,250	2,980	(730)
Loss (gain) on disposal of assets, net	(160)	18	(178)
Depreciation and amortization	1,107	987	120
Total operating costs and expenses	686,775	928,731	(241,956)
Operating income	$12,171	$6,625	$5,546
Key Operating Statistics:
Fuel gallons sold (in thousands)	310,811	293,204	17,607
Fuel gallons sold to retail (included in fuel gallons sold above) (in thousands)	79,023	65,095	13,928
Fuel margin per gallon (2)	$0.037	$0.020	$0.017
Lubricant gallons sold (in thousands)	3,014	3,068	(54)
Lubricant margin per gallon (3)	$0.78	$0.85	$(0.07)
Crude oil trucking volume (bpd)	48,992	37,251	11,741
Average crude oil revenue per barrel	$2.51	$2.99	$(0.48)

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

(3)
Lubricant margin per gallon is a measurement calculated by dividing the difference between lubricant sales, net of transportation charges, and lubricant cost of products sold by the number of gallons sold. Lubricant margin is a measure frequently used in the petroleum products wholesale industry to measure operating results related to lubricant sales.

Gross Margin. Wholesale gross margin increased quarter over quarter primarily due to higher fuel sales volume and margin, decreased product costs and higher truck freight revenue from crude oil gathering activity.
Operating and Maintenance Expenses. The increase in operating and maintenance expenses was primarily the result of higher employee expense ($0.8 million) based on an increase in headcount primarily to staff the additions to our truck fleet.
Depreciation and Amortization. The increase in depreciation and amortization was primarily due to the addition of crude oil tanker trailers during the latter half of 2014.
Six Months Ended June 30, 2015, Compared to the Six Months Ended June 30, 2014

	Six Months Ended
	June 30,
	2015	2014	Change
	(In thousands, except key operating stats)
Statement of Operations Data:
Fee based revenues (1):
Affiliate	$21,889	$17,647	$4,242
Sales based revenues (1):
Affiliate	297,347	426,278	(128,931)
Third-party	951,708	1,323,284	(371,576)
Total revenues	1,270,944	1,767,209	(496,265)
Operating costs and expenses:
Cost of products sold:
Affiliate	292,699	426,278	(133,579)
Third-party	913,028	1,284,265	(371,237)
Operating and maintenance expenses	37,671	36,568	1,103
General and administrative expenses	4,446	5,441	(995)
Loss (gain) on disposal of assets, net	(244)	18	(262)
Depreciation and amortization	2,184	1,895	289
Total operating costs and expenses	1,249,784	1,754,465	(504,681)
Operating income	$21,160	$12,744	$8,416
Key Operating Statistics:
Fuel gallons sold (in thousands)	614,242	561,018	53,224
Fuel gallons sold to retail (included in fuel gallons sold above) (in thousands)	154,286	126,689	27,597
Fuel margin per gallon (2)	$0.032	$0.022	$0.010
Lubricant gallons sold (in thousands)	5,971	6,092	(121)
Lubricant margin per gallon (3)	$0.72	$0.80	$(0.08)
Crude oil trucking volume (bpd)	46,037	32,138	13,899
Average crude oil revenue per barrel	$2.63	$3.03	$(0.40)

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

(3)
Lubricant margin per gallon is a measurement calculated by dividing the difference between lubricant sales, net of transportation charges, and lubricant cost of products sold by the number of gallons sold. Lubricant margin is a measure frequently used in the petroleum products wholesale industry to measure operating results related to lubricant sales.

Gross Margin. Wholesale gross margin increased primarily due to higher fuel sales volume, decreased product costs and higher truck freight revenue from crude oil gathering activity.
Operating and Maintenance Expenses. The increase in operating and maintenance expenses was the result of higher employee expense ($1.9 million) from increased headcount primarily to staff the additions to our truck fleet, increased insurance expense ($0.2 million) and increased maintenance expense ($0.1 million), partially offset by decreased fuel expense for our truck fleet ($1.7 million).
Depreciation and Amortization. The increase in depreciation and amortization was primarily due to the addition of crude oil tanker trailers during the latter half of 2014.
Liquidity and Capital Resources
As of June 30, 2015, we had cash and cash equivalents of $78.6 million. Our sources for liquidity include cash generated from operations, borrowings under our Revolving Credit Facility and the issuance of equity or debt securities. We funded the purchase of WRW from WRSW using $320 million in cash, including borrowings of $269 million under our Revolving Credit Facility and $51 million from cash on hand, and the issuance of 1,160,092 common units. Cash on hand used to fund the purchase of WRW was primarily from the $75.7 million retained from the net proceeds of the Offering.
We have made no additional borrowings under our Revolving Credit Facility. On February 11, 2015, we issued the WNRL 2023 Senior Notes and used the proceeds to repay the borrowings under our Revolving Credit Facility. At June 30, 2015, the Revolving Credit Facility had availability of $299.3 million, net of $0.7 million in outstanding letters of credit. Our Revolving Credit Facility and indenture contain covenants that limit or restrict our ability to make cash distributions. Under the Revolving Credit Facility, we are also required to maintain certain financial ratios, each tested on a quarterly basis for the immediately preceding four quarter period. See Note 11, Debt, in the Notes to the Condensed Consolidated Financial Statements included in this quarterly report.
In June 2015, the SEC declared effective a universal shelf Registration Statement on Form S-3 we had previously filed to register the sale of up to $1 billion in equity or debt securities of us and certain of our subsidiaries. We may over time, and subject to market conditions, in one or more offerings, offer and sell any combination of the securities described in the prospectus.
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
The table below summarizes our 2015 quarterly distribution declarations, payments and scheduled payments through July 31, 2015:

Declaration Date	Record Date	Payment Date	Distribution per Common and Subordinated Unit
January 30, 2015	February 13, 2015	February 23, 2015	$0.3325
May 1, 2015	May 15, 2015	May 26, 2015	0.3475
July 31, 2015	August 14, 2015	August 24, 2015	0.3650
Total			$1.0450

Cash Flows
The following table sets forth our cash flows for the periods indicated:

	Six Months Ended
	June 30,
	2015	2014	Change
	(In thousands)
Net cash provided by operating activities	$48,181	$42,049	$6,132
Net cash used in investing activities	(16,122)	(22,102)	5,980
Net cash used in financing activities	(7,807)	(24,553)	16,746
Net change in cash and cash equivalents	$24,252	$(4,606)	$28,858
The increase in net cash from operating activities period over period was primarily the result of changes in our working capital as disclosed in our Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014. The change in third party and affiliate accounts receivable is due to an increase in wholesale third party receivables and an increase in receivables from Western. The change in accounts payable and accrued liabilities was primarily due to an increase in payables associated with accrued interest and accrued payroll expenses related to Western employee services.
Cash flows provided by operating activities for the six months ended June 30, 2015, combined with $300.0 million from the issuance of our WNRL 2023 Senior Notes were primarily used to repay the borrowings under our Revolving Credit Facility of $269.0 million, fund cash distributions to Western and non-controlling interest holders of $21.2 million and $10.8 million, respectively, fund capital expenditures of $16.4 million and pay deferred financing costs of $6.8 million.
For the same period in 2014, cash flows provided by operating activities were primarily used to fund capital expenditures of $12.1 million and cash distributions to Western and to non-controlling interest holders of $16.0 million and $8.5 million, respectively.
Capital Expenditures
Our capital requirements have consisted of and are expected to continue to consist of maintenance capital expenditures and discretionary capital expenditures. We retained $75.7 million in cash proceeds from the Offering for general partnership purposes including planned growth projects. We used $51.0 million of the retained cash to fund a portion of the WRW asset purchase. Maintenance capital expenditures include expenditures required to maintain equipment reliability, tankage and pipeline integrity and safety and to address environmental regulations. Discretionary capital expenditures include expenditures to acquire assets and expand existing facilities that increase throughput capacity of our pipelines and in our terminals or increase storage capacity at our storage facilities. For 2015, we budgeted $12.4 million for maintenance capital projects and up to $31.8 million in discretionary growth projects. For the six months ended June 30, 2015, we recorded $5.1 million in sustaining and regulatory expenditures and $13.1 million in discretionary expenditures primarily for the expansion of our crude oil storage and truck offloading capabilities in both the Four Corners and the Delaware Basin.
We intend to rely primarily upon external financing sources, including borrowings under our Revolving Credit Facility and the issuance of debt and equity securities, to fund any significant future discretionary capital expenditures.
Contractual Obligations
During the first quarter of 2015, we issued the WNRL 2023 Senior Notes. Our annual interest obligation on the notes is $22.5 million that we will pay semi-annually through August of 2023. Also during the first quarter of 2015, our wholesale segment entered into an operating lease of 15 transport units. The total annual commitment related to this lease is $0.4 million per year, that we will pay in monthly installments over a four year term. We include a complete summary of our future contractual obligations and commercial commitments as of December 31, 2014, in our 2014 Form 10-K under Part I, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Contractual Obligations.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Regulatory Matters
Our pipeline systems are subject to regulation by various federal, state, and local agencies. Our interstate common carrier crude oil pipeline is subject to regulation by the FERC under the Interstate Commerce Act (the “ICA”) and the Energy Policy Act of 1992 and the rules and regulations promulgated under those laws.

The FERC regulations require, among other things, that rates for interstate service pipelines that transport crude oil and refined petroleum products and certain other liquids (collectively referred to as “petroleum pipelines”), be just and reasonable and must not be unduly discriminatory or confer any undue preference upon any shipper. The ICA also requires interstate common carrier petroleum pipelines to file with the FERC and publicly post tariffs stating their interstate transportation rates and terms and conditions of service and apply them uniformly to all shippers. Under the ICA, the FERC or interested persons may challenge existing or changed rates or services. If the FERC determines that a protested rate is unjust and unreasonable, the FERC may order refunds of amounts charged in excess of the just and reasonable rate. The FERC may also order a pipeline to change its rates, and may require a common carrier to pay shippers reparations for damages sustained for a period up to two years prior to the filing of a complaint.
The FERC has granted us a temporary waiver of the filing and reporting requirements for several segments of our pipeline system. These segments are still subject to the FERC’s jurisdiction under the ICA and we are still subject to the other requirements of the ICA. If the facts upon which the waiver was granted change materially (for example, if an unaffiliated third party seeks access to our pipelines), we are required to inform the FERC, which may result in revocation of the waiver. However, the FERC or a state commission could investigate our rates on its own initiative or at the urging of a third party. If our rate levels were investigated by the FERC or a state commission, the inquiry could result in a comparison of our rates to those charged by others or to an investigation of our costs.
We are also subject to regulation by the U.S. Department of Transportation (“DOT”) through safety standards and regulations promulgated by the Pipeline and Hazardous Materials Safety Administration (“PHMSA”), the Texas Railroad Commission, the New Mexico Public Regulation Commission, as well as various federal and state environmental agencies. These regulations include, but are not limited to, regulations regarding pipeline design, construction, operation, maintenance, integrity, testing, spill prevention and spill response plans. Many of these regulations are becoming increasingly stringent and the cost of compliance can be expected to increase over time.
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
Environmental Liabilities. Western has been party to various litigation and contingent loss matters, including environmental matters, arising in the ordinary course of business. We cannot accurately predict the outcome of these matters. Our historical costs have not been material. We are not currently aware of any environmental or other asserted or unasserted claims against us or that involve our assets that would be expected to have a material effect on our financial condition, results of operations or cash flows. Western has agreed to indemnify us for certain environmental cleanup expenses.
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
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of June 30, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015.
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
Item 1A. Risk Factors
The risk factor below amends and restates the corresponding risk factor previously disclosed in the section entitled “Risk Factors” in our 2014 Form 10-K under Part 1, Item 1A: Risk Factors.
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
In addition, the IRS, on May 5, 2015, issued proposed regulations concerning which activities give rise to qualifying income within the meaning of Section 7704 of the Internal Revenue Code. We do not believe the proposed regulations affect our ability to qualify as a publicly traded partnership. However, finalized regulations could modify the amount of our gross income that we are able to treat as qualifying income for the purposes of the qualifying income requirement. The proposed regulations indicate that certain types of income previously treated as qualifying income would be subject to a ten-year transition period under the final regulations and that the final regulations would be applicable beginning in the taxable year of their publication.
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
There have been no other material changes in our risk factors during the six months ended June 30, 2015 from those previously disclosed in the section entitled "Risk Factors" in our 2014 Form 10-K under Part I, Item 1A. Risk Factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

ITEM 6. EXHIBITS.
Exhibit Index***

Exhibit Number	Description
10.1
Joinder Agreement (Shared Services), dated May 4, 2015, by and among Western Refining Logistics, LP, Western Refining Southwest, Inc., Western Refining Company, L.P. and Northern Tier Energy LLC (incorporated by reference to Exhibit 10.1 to WNRL's Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2015).

10.2
Shared Services Agreement, dated October 30, 2014, by and among Western Refining Southwest, Inc., Western Refining Company, L.P. and Northern Tier Energy LLC (incorporated by reference to Exhibit 10.2 to WNRL's Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2015).

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
——————
* Filed herewith
** Furnished herewith
*** Reports filed under the Securities and Exchange Act of 1934, as amended, (Form 10-K, Form 10-Q and Form 8-K) are filed under File No. 001-36114.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
WESTERN REFINING LOGISTICS, LP
BY: WESTERN REFINING LOGISTICS GP, LLC

Signature	Title	Date

/s/ Gary R. Dalke	Interim Chief Financial Officer	August 5, 2015
Gary R. Dalke	(Principal Financial Officer)