Form 10-Q
period 2015-09-30
Western Refining Logistics, LP
filed 2015-11-05
CIK 1581908

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 30, 2015, there were 24,446,384 common units and 22,811,000 subordinated units outstanding.

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
On October 15, 2014, WNRL purchased from Western all of the outstanding limited liability company interests of Western Refining Wholesale, LLC ("WRW") for $320 million in cash and 1,160,092 common units (the "Wholesale Acquisition"). This transaction between entities under common control transferred substantially all of WRW's southwest wholesale assets and operations from Western to WNRL. The information contained herein for WNRL has been retrospectively adjusted, to include the historical results of the WRW assets that we acquired, for periods prior to the effective date of the transaction.
See Note 1, Organization and Note 3, Acquisitions, in the Notes to Condensed Consolidated Financial Statements for information regarding the closing of the Offering and the purchase of WRW, respectively. On October 30, 2015, we acquired Western's remaining portion of the TexNew Mex 16" Pipeline and other related assets. See Note 19, Subsequent Events, in the Notes to Condensed Consolidated Financial Statements for a discussion of this transaction.
FORWARD-LOOKING STATEMENTS
Certain statements included throughout this Quarterly Report on Form 10-Q and in particular under the section entitled Part I — Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations relating to matters that are not historical fact should be deemed forward-looking statements that represent beliefs and assumptions based on currently available information. These forward-looking statements relate to matters such as our industry including the regulation of our industry, the expected outcomes of legal proceedings involving us or Western, business strategy, future operations, acquisition opportunities, volatility of crude oil prices, gross margins, volumes, taxes, capital expenditures, liquidity and capital resources, sources of financing for acquisitions, maintenance and capital expenditures, distributions and other financial and operating information. Forward-looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. We have used the words “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “position,” “potential,” “predict,” “project,” “strategy,” “will,” “future” and similar terms and phrases to identify forward-looking statements in this report.
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
WESTERN REFINING LOGISTICS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except unit data)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$71,372	$54,298
Accounts receivable:
Affiliate	42,170	52,056
Third-party, net of a reserve for doubtful accounts of $123 and $107, respectively	61,351	54,785
Inventories	17,444	14,483
Prepaid expenses	8,854	8,276
Other current assets	5,242	2,550
Total current assets	206,433	186,448
Property, plant and equipment, net	191,104	182,545
Intangible assets, net	3,769	4,185
Other assets, net	10,727	5,095
Total assets	$412,033	$378,273
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Affiliate	$102,737	$105,715
Third-party	12,267	11,455
Accrued liabilities, including deferred revenue from affiliate of $9,008 and $6,779, respectively	25,087	19,197
Total current liabilities	140,091	136,367
Long-term liabilities:
Long-term debt	300,000	269,000
Total long-term liabilities	300,000	269,000
Commitments and contingencies
Equity (Deficit):
General Partner	(481)	—
Common unitholders - Public (15,866,761 and 15,823,408 units issued and outstanding, respectively)	327,901	327,592
Common unitholders - Western (8,158,592 units issued and outstanding)	(94,791)	(94,583)
Subordinated unitholders - Western (22,811,000 units issued and outstanding)	(260,687)	(260,103)
Total equity	(28,058)	(27,094)
Total liabilities and equity	$412,033	$378,273

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING LOGISTICS, LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues:
Fee based:
Affiliate	$51,920	$45,016	$143,460	$129,043
Third-party	787	686	2,089	2,044
Sales based:
Affiliate	158,848	234,485	456,195	660,763
Third-party	462,924	635,532	1,414,632	1,958,816
Total revenues	674,479	915,719	2,016,376	2,750,666
Operating costs and expenses:
Cost of products sold:
Affiliate	156,388	234,485	449,087	660,763
Third-party	445,169	616,757	1,358,197	1,901,022
Operating and maintenance expenses	39,705	37,112	112,697	107,769
General and administrative expenses	5,563	6,388	17,744	17,276
Gain on disposal of assets, net	(13)	(34)	(257)	(16)
Depreciation and amortization	4,983	4,292	14,458	12,898
Total operating costs and expenses	651,795	899,000	1,951,926	2,699,712
Operating income	22,684	16,719	64,450	50,954
Other income (expense):
Interest income	—	4	—	4
Interest expense and other financing costs	(6,204)	(366)	(16,416)	(1,088)
Other income, net	16	28	51	103
Net income before income taxes	16,496	16,385	48,085	49,973
Provision for income taxes	(3)	(135)	(354)	(339)
Net income	16,493	16,250	47,731	49,634
Net income attributable to General Partner	—	3,985	—	15,461
Net income attributable to limited partners	$16,493	$12,265	$47,731	$34,173

Net income per limited partner unit:
Common - basic	$0.35	$0.27	$1.01	$0.75
Common - diluted	0.35	0.27	1.01	0.75
Subordinated - basic and diluted	0.35	0.27	1.01	0.75

Weighted-average limited partner units outstanding:
Common - basic	24,017	22,811	24,006	22,811
Common - diluted	24,024	22,883	24,024	22,853
Subordinated - basic and diluted	22,811	22,811	22,811	22,811

Cash distributions declared per common unit	$0.3650	$0.3075	$1.0450	$0.8457

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING LOGISTICS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net income	$47,731	$49,634
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,458	12,898
Reserve for doubtful accounts	16	—
Amortization of loan fees	925	391
Unit-based compensation expense	1,476	1,121
Gain on disposal of assets, net	(257)	(16)
Changes in operating assets and liabilities:
Accounts receivable - Third-party	(6,582)	(346)
Accounts receivable - Affiliate	9,886	(179)
Inventories	(2,961)	(1,589)
Prepaid expenses	(578)	32
Other assets	(2,210)	(765)
Accounts payable and accrued liabilities	3,963	3,816
Other long-term liabilities	—	(5)
Net cash provided by operating activities	65,867	64,992
Cash flows from investing activities:
Capital expenditures	(24,021)	(17,335)
Distribution to Predecessor affiliate	—	(13,986)
Proceeds from sale of assets	453	20
Net cash used in investing activities	(23,568)	(31,301)
Cash flows from financing activities:
Additions to long-term debt	300,000	—
Payments on revolving credit facility	(269,000)	—
Deferred financing costs	(6,820)	—
Quarterly distributions to Western	(32,845)	(25,210)
Quarterly distributions to non-controlling interest holders	(16,560)	(13,373)
Net cash used in financing activities	(25,225)	(38,583)
Net change in cash and cash equivalents	17,074	(4,892)
Cash and cash equivalents at beginning of period	54,298	84,004
Cash and cash equivalents at end of period	$71,372	$79,112
Supplemental disclosure of cash flow information:
Interest paid	$12,690	$683
Income taxes paid	737	1
Supplemental disclosure of non-cash investing activities:
Accrued capital expenditures	$810	$457

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization
Western Refining Logistics, LP ("WNRL" or the "Partnership") is a Delaware limited partnership formed in July 2013 by Western Refining Logistics GP, LLC ("WRGP" or the "General Partner"), our general partner. WRGP is 100% owned by Western Refining, Inc. ("Western") and holds all of the non-economic general partner interests in WNRL. As of September 30, 2015, Western owned 66.1% of the limited partner interest in WNRL and public unitholders held the remaining 33.9%. See Note 12, Equity, for additional information.
WNRL is a growth-oriented partnership formed to own, operate, develop and acquire logistics and related assets and businesses including terminals, storage tanks, pipelines and other logistics assets used for the terminalling, transportation, storage and distribution of crude oil and refined products. WNRL's assets include approximately 300 miles of pipelines, 8.1 million barrels of active storage capacity, terminal facilities and a fleet of transport units that distribute wholesale petroleum products and transport crude oil.
On October 15, 2014, we acquired all of the outstanding limited liability company interests of Western Refining Wholesale, LLC (“WRW”) that owned substantially all of Western’s wholesale assets in the Southwest U.S. See Note 3, Acquisitions for additional information. On October 30, 2015, we acquired Western's remaining portion of the TexNew Mex 16" Pipeline and other related assets. See Note 19, Subsequent Events, for further discussion of this transaction.
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
The financial statements presented in this Quarterly Report on Form 10-Q have been retrospectively adjusted to include the consolidated financial results of the WRW assets prior to October 15, 2014. The balance sheets as of September 30, 2015 and December 31, 2014, present solely the consolidated financial position of WNRL. This was a transaction between entities under common control and we recorded the purchase of WRW's assets at Western's historical book value as required by U.S. generally accepted accounting principles ("GAAP") related to segment reporting to treat this transaction as a reorganization of entities under common control.
2. Basis of Presentation and Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, or for any other period.
The Condensed Consolidated Balance Sheet at December 31, 2014 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. We have not reported comprehensive income due to the absence of items of other comprehensive income or loss during the periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.
Financial Instruments and Fair Value
Financial instruments that potentially subject us to concentrations of credit risk primarily consist of accounts receivable. We believe that our credit risk is minimized as a result of the credit quality of our customer base. The carrying amounts of cash and cash equivalents, which we consider Level 1 assets, approximated their fair values at September 30, 2015 and December 31, 2014, due to their short-term maturities.

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

•
Presentation of debt issuance costs - debt issuance costs are presented as an offset to the related debt and will become effective for interim and annual periods and retrospectively for all periods presented beginning after December 15, 2015.

•
Subsequent measurement of inventories - inventories at the end of each reporting period will be measured at the lower of cost or net realizable value. The revised provisions are effective for interim and annual periods beginning after December 15, 2016, and are to be applied retrospectively, with early adoption permitted.

3. Acquisitions
On October 15, 2014 (the "Closing Date"), WNRL purchased all of the outstanding limited liability company interests of WRW from Western Refining Southwest, Inc., a wholly-owned indirect subsidiary of Western ("WRSW"), in exchange for $320 million of cash and 1,160,092 common units representing limited partner interests in WNRL. We refer to this transaction as the "Wholesale Acquisition." We funded the cash consideration through $269 million in borrowings under our Senior Secured Revolving Credit Facility ("Revolving Credit Facility") and $51 million from cash on hand. The issuance of the common units to Western increased Western's limited partner interest in WNRL to 66.2% at the acquisition date. During the first quarter of 2015, WNRL issued additional units to common unitholders through our equity based compensation program, reducing Western's limited partner interest in WNRL to 66.1%. See Note 12, Equity, for additional information.
At the Closing Date, WNRL purchased substantially all of Western’s southwest wholesale assets including the assets and related inventories of WRW's lubricant distribution, southwest bulk petroleum fuels distribution and products transportation.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We treated the purchase of WRW's assets as a transaction between entities under common control as required for accounting purposes and, as such, we recorded the purchased assets at Western's historical book value.
We entered into wholesale commercial agreements with Western that have initial ten year terms. See Note 18, Related Party Transactions, for additional information.
4. Segment Information
Our operations are organized into two operating segments based on marketing criteria and the nature of our products and services and our types of customers. These segments are logistics and wholesale.
Logistics. Our pipeline and gathering assets are positioned to support crude oil supply options for Western’s El Paso and Gallup refineries as well as third parties and consist of crude oil pipelines and gathering assets located primarily in the Delaware Basin and in the Four Corners area of Northwestern New Mexico. These systems gather and transport crude oil by pipeline from various production locations to Western’s refineries utilizing approximately 300 miles of pipeline, crude oil storage tanks with a total combined active shell storage capacity of 620,000 barrels, truck loading and unloading locations and pump stations.
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
Segment Accounting Principles. Operating income for each segment consists of net revenues less applicable cost of products sold; direct operating expenses; selling, general and administrative expenses; net impact of the disposal of assets and depreciation and amortization.
Activities of our business that are not included in the two segments mentioned above are included in the Other category. These activities consist primarily of corporate staff operations and other items that are not specific to the normal business of our two operating segments.
The assets of each segment consist primarily of cash and cash equivalents; inventories; net accounts receivable; net property, plant and equipment; net intangible assets and net other assets directly associated with the individual segment’s operations. Included in the assets of corporate operations are cash and cash equivalents; various net accounts receivable; prepaid expenses and other long-term assets.
We recorded the acquisition of WRW's assets at Western's historical book value as the purchase was a transaction between entities under common control. The information contained herein for WNRL has been retrospectively adjusted to include the historical results of the WRW assets acquired for periods prior to the effective date of the transaction. Our financial information includes the historical results of WNRL that we have retrospectively adjusted due to the Wholesale Acquisition.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Disclosures regarding our reportable segments with reconciliations to consolidated totals for the three and nine months ended September 30, 2015 and 2014, are presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands)
Operating Results:
Logistics:
Revenues: Affiliate	$40,478	$34,914	$110,129	$101,294
Revenues: Third-party	787	686	2,089	2,044
Total revenues	$41,265	$35,600	$112,218	$103,338
Wholesale:
Revenues: Affiliate	$170,290	$244,587	$489,526	$688,512
Revenues: Third-party	462,924	635,532	1,414,632	1,958,816
Total revenues	$633,214	$880,119	$1,904,158	$2,647,328

Consolidated revenues	$674,479	$915,719	$2,016,376	$2,750,666

Operating income (loss):
Logistics	$17,160	$14,609	$43,636	$40,404
Wholesale	8,515	4,985	29,675	17,729
Other	(2,991)	(2,875)	(8,861)	(7,179)
Operating income from segments	22,684	16,719	64,450	50,954
Other income (expense), net	(6,188)	(334)	(16,365)	(981)
Consolidated income before income taxes	$16,496	$16,385	$48,085	$49,973

Depreciation and amortization:
Logistics	$3,837	$3,331	$11,128	$10,042
Wholesale	1,146	961	3,330	2,856
Consolidated depreciation and amortization	$4,983	$4,292	$14,458	$12,898

Capital expenditures:
Logistics	$6,751	$2,748	$19,117	$11,425
Wholesale	858	2,500	4,904	5,910
Consolidated capital expenditures	$7,609	$5,248	$24,021	$17,335

Total assets:
Logistics			$171,188	$148,800
Wholesale			158,680	65,302
Other			82,165	94,805
Consolidated total assets			$412,033	$308,907

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. Earnings Per Unit
Earnings in excess of distributions are allocated to the limited partners based on their respective ownership interests. Payments made to our unitholders are determined in relation to actual distributions declared and are not based on the net income allocations used in the calculation of earnings per unit.
Diluted earnings per unit includes the effects of potentially dilutive units of our common units that consist of unvested phantom units. These units are non-participating securities due to the forfeitable nature of their associated distribution equivalent rights, prior to vesting. We do not consider these units in the two-class method when calculating earnings per unit. Basic and diluted earnings per unit applicable to subordinated limited partners are the same because there are no potentially dilutive subordinated units outstanding.
In addition to the common and subordinated units, we have identified the general partner interest and incentive distribution rights as participating securities and use the two-class method when calculating earnings per unit applicable to limited partners that is based on the weighted-average number of common units outstanding during the period. We make incentive distribution payments to our General Partner when our per unit distribution amount exceeds the target distribution. During the three and nine months ended September 30, 2015, we made incentive distribution right payments of $0.3 million and $0.5 million, respectively, to our General Partner. We made no incentive distribution right payments to our General Partner prior to the first quarter of 2015. Refer to Note 12, Equity, for further information regarding incentive distribution rights.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The calculation of net income per unit for the three and nine months ended September 30, 2015 and 2014, respectively, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands, except per unit data)
Net income	$16,493	$16,250	$47,731	$49,634
Net income attributable to General Partner (1)	—	3,985	—	15,461
Net income attributable to limited partners	16,493	12,265	47,731	34,173
General Partner distributions	(326)	—	(481)	—
Limited partners' distributions on common units	(8,766)	(7,014)	(25,086)	(19,291)
Limited partners' distributions on subordinated units	(8,326)	(7,014)	(23,838)	(19,291)
Distributions less than (greater than) earnings	$(925)	$(1,763)	$(1,674)	$(4,409)

General Partners' earnings:
Distributions	$326	$—	$481	$—
Net income attributable to General Partner (1)	—	3,985	—	15,461
Total General Partners' earnings	$326	$3,985	$481	$15,461

Limited partners' earnings on common units:
Distributions	$8,766	$7,014	$25,086	$19,291
Allocation of distributions less than (greater than) earnings	(474)	(882)	(858)	(2,205)
Total limited partners' earnings on common units	$8,292	$6,132	$24,228	$17,086

Limited partners' earnings on subordinated units:
Distributions	$8,326	$7,014	$23,838	$19,291
Allocation of distributions less than (greater than) earnings	(451)	(881)	(816)	(2,204)
Total limited partners' earnings on subordinated units	$7,875	$6,133	$23,022	$17,087

Weighted-average limited partner units outstanding:
Common units - basic	24,017	22,811	24,006	22,811
Common units - diluted	24,024	22,883	24,024	22,853
Subordinated units - basic and diluted	22,811	22,811	22,811	22,811

Net income per limited partner unit:
Common - basic	$0.35	$0.27	$1.01	$0.75
Common - diluted	0.35	0.27	1.01	0.75
Subordinated - basic and diluted	0.35	0.27	1.01	0.75

(1)
For historical periods prior to the Wholesale Acquisition, we have applied the two-class method to calculate earnings per unit. The net income of WRW prior to the Wholesale Acquisition was allocated entirely to the General Partner.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. Inventories
Inventories were as follows:

	September 30, 2015	December 31, 2014
	(In thousands)
Lubricants	$17,288	$14,241
Refined products	156	242
Inventories	$17,444	$14,483
7. Property, Plant and Equipment, Net
Property, plant and equipment, net was as follows:

	September 30, 2015	December 31, 2014
	(In thousands)
Buildings and improvements	$32,850	$31,444
Pipelines and related assets	93,913	82,637
Terminals and related assets	118,519	113,955
Asphalt plant, terminals and related assets	26,326	23,007
Wholesale and related assets	32,235	31,153
	303,843	282,196
Accumulated depreciation	(112,739)	(99,651)
Property, plant and equipment, net	$191,104	$182,545
Depreciation expense was $4.9 million, $14.1 million, $4.2 million and $12.5 million for the three and nine months ended September 30, 2015 and 2014, respectively.
8. Intangible Assets, Net
Our intangible assets consist of customer lists. A summary of our intangible assets, net is presented in the table below:

	September 30, 2015	December 31, 2014
	(In thousands)
Gross carrying value	$7,551	$7,551
Accumulated amortization	(3,782)	(3,366)
Intangible assets, net	$3,769	$4,185
Intangible asset amortization expense was $0.1 million for the three months ended September 30, 2015 and September 30, 2014, and $0.4 million for the nine months ended September 30, 2015 and September 30, 2014, based upon estimates of useful lives ranging from 7 to 15 years. The weighted-average amortization period as of September 30, 2015 and December 31, 2014 was 6.8 and 7.5 years, respectively.
Estimated amortization expense for the indicated periods is as follows (in thousands):

Remainder of 2015	$139
2016	556
2017	556
2018	556
2019	556
2020	545

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Other Assets, Net
Other assets, net of amortization, were as follows:

	September 30, 2015	December 31, 2014
	(In thousands)
Unamortized loan fees	$7,879	$1,984
Notes receivable	1,704	1,493
Other	1,144	1,618
Other assets, net of amortization	$10,727	$5,095
The majority of the increase in other assets was due to the financing costs incurred in connection with our issuance of debt during the first quarter of 2015. See Note 11, Debt, for further discussion of the issuance and related fees.
10. Accrued Liabilities
Accrued liabilities were as follows:

	September 30, 2015	December 31, 2014
	(In thousands)
Deferred revenue - affiliate	$9,008	$6,779
Excise and other taxes	8,483	7,203
Interest	2,813	14
Payroll and related costs	2,667	2,497
Property taxes	1,153	1,360
Branding	585	602
Other	378	742
Accrued liabilities	$25,087	$19,197
11. Debt
Revolving Credit Facility
Our $300.0 million Revolving Credit Facility will mature on October 16, 2018. We have the ability to increase the total commitment of our Revolving Credit Facility by up to $200.0 million for a total facility size of up to $500.0 million, subject to receiving increased commitments from lenders and to the satisfaction of certain conditions. The Revolving Credit Facility includes a $25.0 million sub-limit for standby letters of credit and a $10.0 million sub-limit for swing line loans. Obligations under the Revolving Credit Facility and certain cash management obligations are guaranteed by all of our subsidiaries and are secured by a first priority lien on substantially all of our and our subsidiaries' significant assets. Our creditors under the Revolving Credit Facility have no recourse to Western's assets. Borrowings under our Revolving Credit Facility bear interest at either a base rate plus an applicable margin ranging from 0.75% to 1.75%, or at LIBOR plus an applicable margin ranging from 1.75% to 2.75%. The applicable margin will vary based on our Consolidated Total Leverage Ratio, as defined in the Revolving Credit Facility. As of September 30, 2015, the availability under the Revolving Credit Facility was $299.3 million. This availability is net of $0.7 million in outstanding letters of credit. We had no direct or swing line borrowings outstanding under our Revolving Credit Facility as of September 30, 2015.
The Revolving Credit Facility contains covenants that limit or restrict our ability to make cash distributions. We are required to maintain certain financial ratios; each tested on a quarterly basis for the immediately preceding four quarter period.
7.5% Senior Notes
On February 11, 2015, we entered into an Indenture (the “Indenture”) among the Partnership, WNRL Finance Corp., a Delaware corporation and 100% owned subsidiary of the Partnership (“Finance Corp.” and together with the Partnership, the “Issuers”), the Guarantors named therein and U.S. Bank National Association, as trustee (the “Trustee”) under which the Issuers issued $300.0 million in aggregate principal amount of 7.5% Senior Notes due 2023 (the "WNRL 2023 Senior Notes"). The

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Partnership will pay interest on the WNRL 2023 Senior Notes semi-annually in cash in arrears on February 15 and August 15 of each year, beginning on August 15, 2015. The WNRL 2023 Senior Notes will mature on February 15, 2023. Proceeds from the WNRL 2023 Senior Notes were used to repay $269.0 million of then outstanding borrowings under our Revolving Credit Facility. The estimated fair value of the WNRL 2023 Senior Notes was $300.8 million as of September 30, 2015. We incurred financing costs associated with the issuance of the WNRL 2023 Senior Notes of $6.8 million that is included, net of amortization, in other assets in the Condensed Consolidated Balance Sheet as of September 30, 2015.
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
12. Equity
We had 15,866,761 publicly held outstanding common units as of September 30, 2015, including the net settlement and issuance of 34,748 and 8,605 of common units upon the vesting of phantom units from our Western Refining Logistics, LP 2013 Long-Term Incentive Plan (the "LTIP") on March 26, 2015 and September 25, 2015, respectively. Western owned 8,158,592 of our common units and 22,811,000 of our subordinated units constituting an aggregate limited partner interest of 66.1% as of September 30, 2015. In accordance with our partnership agreement, Western's subordinated units will convert to common units once we have met specified distribution targets and successfully completed other tests set forth in our partnership agreement.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Changes to equity during the nine months ended September 30, 2015, were as follows:

	General	Common -	Common -	Subordinated -
	Partner	Public	Western	Western	Total
	(In thousands)
Balance at December 31, 2014	$—	$327,592	$(94,583)	$(260,103)	$(27,094)
Unit-based compensation	—	931	—	—	931
Distributions to partners declared	(481)	(16,560)	(8,526)	(23,838)	(49,405)
Net income attributable to limited partners	—	16,159	8,318	23,254	47,731
Other	—	(221)	—	—	(221)
Balance at September 30, 2015	$(481)	$327,901	$(94,791)	$(260,687)	$(28,058)
Issuance of Additional Interests
Our partnership agreement authorizes us to issue additional partnership interests for consideration and on the terms and conditions determined by our General Partner without the approval of the unitholders. We may fund future acquisitions through the issuance of additional common units, subordinated units or other partnership interests. Holders of any additional common units we issue will be entitled to share proportionally in accordance with their respective percentage interests with the then-existing common unitholders in our distributions of available cash. See Note 13, Equity-Based Compensation, for further information.
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

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The table below summarizes our 2015 quarterly distribution declarations, payments and scheduled payments through October 30, 2015:

Declaration Date	Record Date	Payment Date	Distribution per Common and Subordinated Unit
January 30, 2015	February 13, 2015	February 23, 2015	$0.3325
May 1, 2015	May 15, 2015	May 26, 2015	0.3475
July 31, 2015	August 14, 2015	August 24, 2015	0.3650
October 30, 2015	November 13, 2015	November 23, 2015	0.3825
Total			$1.4275
During the first three quarters of 2015, we declared and paid distributions that were in excess of the target distribution amounts set forth in our partnership agreement, resulting in distributions to our General Partner as the holder of incentive distribution rights. The total quarterly cash distributions made to general and limited partners for the three and nine months ended September 30, 2015 and 2014, respectively, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands, except per unit data)
General Partners' distributions:
General Partner's incentive distribution rights	$326	$—	$481	$—
Total General Partner's distributions	$326	$—	$481	$—

Limited partners' earnings on common units:
Common	$8,766	$7,014	$25,086	$19,291
Subordinated	8,326	7,014	23,838	19,291
Total limited partners' distributions	17,092	14,028	48,924	38,582
Total cash distributions	$17,418	$14,028	$49,405	$38,582

Cash distributions per limited partner unit	$0.3650	$0.3075	$1.0450	$0.8457
We currently have an effective universal shelf Registration Statement on Form S-3 that provides for the registration and sale of up to $1 billion of equity or debt securities of us and certain of our subsidiaries. We may over time, and subject to market conditions, in one or more offerings, offer and sell any combination of the securities described in the prospectus.
13. Equity-Based Compensation
Our General Partner's board of directors adopted the LTIP for the benefit of employees, consultants and non-employee directors of our General Partner and its affiliates. Awards granted under the LTIP vest over a scheduled vesting period and their market value at the date of the grant is amortized over the restricted period on a straight-line basis.
At September 30, 2015, there were 4,165,952 common units reserved for future grants under the LTIP.
The fair value of the phantom units is determined based on the closing price of WNRL common units on the grant date. The estimated fair value of the phantom units is amortized on a straight-line basis over the scheduled vesting periods of individual awards. We incurred unit-based compensation expense of $0.6 million, $1.5 million, $0.5 million and $1.1 million for the three and nine months ended September 30, 2015 and 2014, respectively.
The aggregate grant date fair value of nonvested phantom units outstanding as of September 30, 2015, was $7.9 million. The aggregate intrinsic value of such phantom units was $5.8 million. Total unrecognized compensation cost related to our nonvested phantom units totaled $6.8 million at September 30, 2015, that we expect to recognize over a weighted-average period of 3.59 years.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of our unit award activity for the nine months ended September 30, 2015, is set forth below:

	Number of Phantom Units	Weighted Average Grant Date Fair Value
Not vested at December 31, 2014	280,251	$28.30
Awards granted	72,005	28.33
Awards vested	(60,556)	28.95
Awards forfeited	(11,913)	30.78
Not vested at September 30, 2015	279,787	28.06
14. Concentration Risk
We are part of the consolidated operations of Western and we derive a significant portion of our revenue from transactions with Western and its affiliates. Western accounted for 31.2%, 29.7%, 30.5% and 28.7%, respectively, of our total revenues for the three and nine months ended September 30, 2015 and 2014.
We sell a variety of refined products to a diverse customer base. Sales to Kroger Company accounted for 23.3%, 23.9%, 22.0% and 23.4% of total revenues for the three and nine months ended September 30, 2015 and 2014, respectively. Sales to Western’s retail group accounted for 25.1%, 23.6%, 24.2% and 23.2% of total revenues for the three and nine months ended September 30, 2015 and 2014, respectively.
See Note 18, Related Party Transactions, for detailed information on our agreements with Western.
15. Income Taxes
WNRL is treated as a publicly-traded partnership for federal and state income tax purposes, however, Western Refining Product Transport, LLC (a wholly-owned subsidiary) is taxed as a corporation for federal and state tax purposes. Taxes on our net income for WNRL and its subsidiaries generally are borne by our partners through the allocation of taxable income. The aggregate difference in the basis of our net assets for financial and tax reporting purposes cannot be readily determined as we do not have access to information about each partner's tax attributes in us. Our income tax expense results from our taxable subsidiary and state laws that apply to entities organized as partnerships, primarily in the state of Texas and from federal and state laws for corporations. For the three and nine months ended September 30, 2015 and 2014, our income tax expense was $0.003 million, $0.4 million, $0.1 million and $0.3 million, respectively. Our effective tax rates for the three and nine months ended September 30, 2015 and 2014, was 0.02%, 0.7%, 0.8% and 0.7%, respectively.
As of September 30, 2015 and December 31, 2014, we had no unrecognized tax benefit liability. No interest or penalties were recognized related to income taxes during the three and nine months ended September 30, 2015 and 2014.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

16. Commitments
We have commitments under various operating leases with initial terms greater than one year for property, machinery and facilities. These leases have terms that will expire on various dates through 2025. We expect that in the normal course of business, these leases will be renewed or replaced by other leases. Rent expense for operating leases that provide for periodic rent escalations or rent holidays over the term of the lease is recognized on a straight-line basis. We also have commitments to purchase minimum volumes of refined product from Western under commercial agreements that we entered into with Western at the closing of the Offering. See Note 18, Related Party Transactions, for further discussion of these agreements.
The following table presents our annual minimum rental payments under non-cancelable operating leases that have lease terms of one year or more (in thousands) as of September 30, 2015:

Remaining 2015	$2,059
2016	6,998
2017	4,769
2018	2,030
2019	680
2020 and thereafter	325
$16,861
Total rental expense was $2.3 million, $6.9 million, $2.4 million and $7.0 million for the three and nine months ended September 30, 2015 and 2014, respectively. Contingent rentals and subleases were not significant in any year.
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

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We have incurred indirect charges from Western for the allocation of services including executive oversight, accounting, treasury, tax, legal, procurement, engineering, logistics, maintenance, information technology and similar items. We classify these indirect charges between operating and maintenance expenses and general and administrative expenses based on the functional nature of the employee and other services that Western provides for our operations. Indirect charges from Western that we include within our general and administrative and operating and maintenance expenses were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands)
Indirect charges:
Operating and maintenance expenses	$9,527	$8,056	$27,214	$25,227
General and administrative expenses	1,882	936	6,152	4,762
Total indirect charges	$11,409	$8,992	$33,366	$29,989
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
Commercial Agreements with Western
Logistics Segment Agreements
We derive substantially all of our logistics revenues from two ten-year, fee-based agreements with Western supported by minimum volume commitments and annual adjustments to fees. We and Western entered into those agreements in connection with the Offering and may renew them for two additional five-year periods upon mutual agreement. Western has committed to provide us with minimum fees based on minimum monthly throughput volumes of crude oil and refined and other products and reserved storage capacity.
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
Fuel Distribution and Supply Agreement
Western agreed to purchase all of its branded and unbranded motor fuels for its retail and unmanned fleet fueling sites at a price per gallon that is $0.03 above our cost. Western has agreed to purchase a minimum of 645,000 barrels per month of branded and unbranded motor fuels for its retail and unmanned fleet fueling sites. In any month that Western doesn’t purchase the minimum volume, Western will pay us $0.03 per gallon shortfall. In any month in which Western purchases volumes in excess of the minimum, we will pay Western $0.03 per gallon over the minimum until the balance of the trailing twelve month shortfall payments is reduced to $0.
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
Contribution, Conveyance and Assumption Agreement
In connection with the Offering, we entered into a Contribution, Conveyance and Assumption Agreement with Western under which we acquired all of the outstanding limited liability company interests of WRW, which owned substantially all of Western’s southwest wholesale assets. Among other things, Western agreed to indemnify us with respect to liabilities related to certain assets and operations historically owned by WRW that were not contributed to us in the Wholesale Acquisition. In addition, Western made certain representations and warranties regarding the assets of WRW, including with respect to environmental matters, and agreed to indemnify us for breaches of those representations and warranties, subject to specified deductibles, caps and other limitations. See Note 3, Acquisitions, for additional information regarding our acquisition of WRW.
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
On May 4, 2015, we entered into a Joinder Agreement with Western and Northern Tier Energy ("NTI") that joined WNRL as a party to the Shared Services Agreement, dated October 30, 2014, between Western and NTI and under which Western and NTI provide services to each other in support of their operations. Under the Joinder Agreement, WNRL will initially provide certain scheduling and other services in support of NTI’s operations, and NTI will reimburse WNRL for the costs associated with providing such services. As of September 30, 2015, we incurred expenses of $0.2 million that are reimbursable from NTI under the shared services agreement.
Leasing Agreements
In connection with the Offering, we entered into three separate ground lease and access agreements with Western. All three agreements are for 10-year terms with provision for automatic renewal of up to four consecutive 10-year periods. Under each separate agreement, WNRL pays nominal annual rents. We also entered into two leasing agreements with Western for certain storage tanks and associated facilities in the Permian Basin and Four Corners area. Rents due under these agreements in the aggregate are less than $0.1 million over the initial term of the agreements.
19. Subsequent Events
On October 30, 2015 (the “Purchase Date”), we acquired Western's remaining 375 mile segment of the TexNew Mex Pipeline system that extends from our crude oil station in Star Lake, New Mexico, in the Four Corners region to our T station in Eddy County, New Mexico (the "Contributed TexNew Mex Pipeline"). We also acquired an 80,000 barrel crude oil storage tank located at our crude oil pumping station in Star Lake, New Mexico and certain other related assets. We acquired these assets in exchange for $170 million in cash and 421,031 common units representing limited partner interests in WNRL.
In connection with the closing, we also entered into an amendment to our Pipeline and Gathering Services Agreement with Western (the "Amendment to the Pipeline Agreement"). The Amendment to the Pipeline Agreement amends the scope of the existing agreement to include the provision of storage services and a minimum volume commitment of 80,000 barrels of storage at the Star Lake storage tank and the provision of transportation services to Western where it has agreed to provide a minimum volume commitment of 13,000 bpd of crude oil for shipment on the Contributed TexNew Mex Pipeline for 10 years from the date of the Amendment to the Pipeline Agreement. We also amended our limited partnership agreement with Western whereby we will issue to Western a new class of WNRL partnership interests, in connection with the acquisition, that entitle Western to 80% of the economics resulting from crude oil throughput on the Contributed TexNew Mex Pipeline above 13,000 bpd. We will be entitled to 20% of the economics resulting from crude oil throughput on the TexNew Mex pipeline above the 13,000 bpd minimum volume commitment.
We funded the cash consideration through $145.0 million in new borrowings under our Revolving Credit Facility and $25.0 million from cash on hand. Subsequent to the Purchase Date, we had $155.0 million available under our Revolving Credit Facility. As required for accounting purposes, we recorded the acquired assets at the historical book value as the transaction was between entities under common control.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion together with the financial statements and the notes thereto included elsewhere in this report. This discussion contains forward-looking statements that are based on current expectations, estimates and projections about our business and operations. The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this report. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those we discuss under Part I, Item 1A. "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2014 ("2014 Form 10-K") and elsewhere in this report. You should read "Risk Factors" and "Forward-Looking Statements" in this report. In this quarterly report, all references to "WNRL," "the Partnership," "we," "us," and "our" or like terms refer to Western Refining Logistics, LP and its consolidated subsidiaries, unless the context otherwise requires or where otherwise indicated.

Overview
Western Refining Logistics, LP is a Delaware limited partnership formed in July 2013 by Western Refining Logistics GP, LLC ("WRGP," or the "General Partner") that holds all of the non-economic general partner interests in WNRL and is indirectly owned 100% by Western Refining, Inc. ("Western"). On October 16, 2013, WNRL completed its initial public offering (the "Offering") of 15,812,500 common units, after which Western's limited partner interest in WNRL was 65.3%. Our units trade on the New York Stock Exchange (“NYSE”) under the symbol “WNRL.”
On October 15, 2014, we acquired all of the outstanding limited liability company interests of Western Refining Wholesale, LLC ("WRW") that owned substantially all of Western’s wholesale assets in the Southwest U.S. We acquired these interests in exchange for $320 million in cash and 1,160,092 of our common units. The issuance of these additional units to Western increased Western's limited partner interest in WNRL to 66.2% at the acquisition date. We funded the cash payment through $269 million in borrowings under our $300 million Senior Secured Revolving Credit Facility ("Revolving Credit Facility") and $51 million from cash on hand. We refer to this transaction as the “Wholesale Acquisition.” During the first and third quarters of 2015, we issued additional units to common unitholders through our equity based compensation program, reducing Western's limited partner interest in us to 66.1%.
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
We recorded the purchase of WRW's assets at Western's historical book value. Generally accepted accounting principles require that we treat this purchase as a transaction between entities under common control. We have retrospectively adjusted the financial information for WNRL, to include the historical results of the WRW assets acquired, for periods prior to the effective date of the transaction.
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
Revenues. Our reported logistics assets revenues are fee-based and subject to contractual minimum volume commitments with Western. These fees are indexed for inflation in accordance with either the Federal Energy Regulatory Commission (the "FERC") indexing methodology or the U.S. Producer Price Index.
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
Wholesale Acquisition. Because the Wholesale Acquisition, which was completed on October 15, 2014, is a transaction between entities under common control, we have retrospectively adjusted the financial information for WNRL to include the historical results of the WRW assets acquired, for periods prior to the effective date of the transaction. Accordingly, except for the items described under "Revenues" above, the Wholesale Acquisition should not impact the comparability of the financial results presented herein.

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
How We Evaluate Our Operations
Our management uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability and include but are not limited to pipeline throughput and terminal volumes; wholesale volumes and margins; operating and maintenance expenses; earnings before interest, taxes, depreciation and amortization ("EBITDA") and distributable cash flow.
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

Results of Operations
The following tables summarize our consolidated and operating segment financial data and key operating statistics for the three and nine months ended September 30, 2015 and 2014, respectively. The following data should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this quarterly report.
The assets acquired in the Wholesale Acquisition are reflected at Western's historical book value as the purchase was a transaction between entities under common control. We have retrospectively adjusted the financial information for WNRL to include the historical results of the WRW assets acquired for periods prior to the effective date of the acquisition.
Our operations are organized into two operating segments based on marketing criteria and the nature of our products and services and our types of customers. These segments are logistics and wholesale. See Note 4, Segment Information, in the Notes to Condensed Consolidated Financial Statements for further discussion.

Consolidated
Three Months Ended September 30, 2015, Compared to the Three Months Ended September 30, 2014

	Three Months Ended
	September 30,
	2015	2014	Change
	(In thousands, except per unit data)
Revenues:
Fee based:
Affiliate	$51,920	$45,016	$6,904
Third-party	787	686	101
Sales based:
Affiliate	158,848	234,485	(75,637)
Third-party	462,924	635,532	(172,608)
Total revenues	674,479	915,719	(241,240)
Operating costs and expenses:
Cost of products sold:
Affiliate	156,388	234,485	(78,097)
Third-party	445,169	616,757	(171,588)
Operating and maintenance expenses	39,705	37,112	2,593
General and administrative expenses	5,563	6,388	(825)
Gain on disposal of assets, net	(13)	(34)	21
Depreciation and amortization	4,983	4,292	691
Total operating costs and expenses	651,795	899,000	(247,205)
Operating income	22,684	16,719	5,965
Other income (expense):
Interest income	—	4	(4)
Interest expense and other financing costs	(6,204)	(366)	(5,838)
Other, net	16	28	(12)
Net income before income taxes	16,496	16,385	111
Provision for income taxes	(3)	(135)	132
Net income	16,493	16,250	243
Net income attributable to General Partner	—	3,985	(3,985)
Net income attributable to limited partners	$16,493	$12,265	$4,228

Net income per limited partner unit:
Common - basic	$0.35	$0.27	$0.08
Common - diluted	0.35	0.27	0.08
Subordinated - basic and diluted	0.35	0.27	0.08

Weighted-average limited partner units outstanding:
Common - basic	24,017	22,811	1,206
Common - diluted	24,024	22,883	1,141
Subordinated - basic and diluted	22,811	22,811	—

	Three Months Ended
	September 30,
	2015	2014	Change
	(In thousands)
Cash Flow Data
Net cash provided by (used in):
Operating activities	$17,686	$22,943	$(5,257)
Investing activities	(7,446)	(9,199)	1,753
Financing activities	(17,418)	(14,030)	(3,388)
Capital expenditures	$7,609	$5,248	$2,361
Other Data
EBITDA	$27,683	$16,093	$11,590
Distributable cash flow	18,648	15,369	3,279

Revenues and Gross Margin. Gross margin is calculated as revenues less cost of products sold (exclusive of depreciation and amortization). Our revenues were generated by existing third-party contracts and from commercial agreements with Western. On July 1, 2015, we ratably increased certain pipeline rates and other fees based on annual increase provisions included in our Commercial Agreements with Western. In addition, increased utilization of our Permian Basin assets and the additional volume received from new activity on Western's TexNew Mex pipeline resulted in higher fee based revenues quarter over quarter. Wholesale gross margin increased quarter over quarter primarily due to higher fuel sales volume and truck freight revenue from crude oil gathering activity in the Permian Basin area.
Operating and Maintenance Expenses. The increase in operating and maintenance expenses resulted from an increase in outside support services ($1.4 million) due to in-line inspections of certain pipeline segments and various tank repairs and employee expenses ($1.3 million). Maintenance expense for the three months ended September 30, 2015, was $10.1 million compared to $10.0 million for the same period in 2014.
General and Administrative Expenses. General and administrative expenses decreased quarter over quarter due to a decrease in employee expenses ($1.0 million).
Depreciation and Amortization. Depreciation and amortization increased due to the continuing expansion of WNRL's Delaware Basin logistics system and current period depreciation related to the addition of crude oil transport trailers during the second half of 2014.
Interest Expense and Other Financing Costs. The increase in interest expense from prior periods was attributable to the issuance of the $300.0 million WNRL 2023 Senior Notes during the first quarter of 2015.

Nine Months Ended September 30, 2015, Compared to the Nine Months Ended September 30, 2014

	Nine Months Ended
	September 30,
	2015	2014	Change
	(In thousands, except per unit data)
Revenues:
Fee based:
Affiliate	$143,460	$129,043	$14,417
Third-party	2,089	2,044	45
Sales based:
Affiliate	456,195	660,763	(204,568)
Third-party	1,414,632	1,958,816	(544,184)
Total revenues	2,016,376	2,750,666	(734,290)
Operating costs and expenses:
Cost of products sold:
Affiliate	449,087	660,763	(211,676)
Third-party	1,358,197	1,901,022	(542,825)
Operating and maintenance expenses	112,697	107,769	4,928
General and administrative expenses	17,744	17,276	468
Gain on disposal of assets, net	(257)	(16)	(241)
Depreciation and amortization	14,458	12,898	1,560
Total operating costs and expenses	1,951,926	2,699,712	(747,786)
Operating income	64,450	50,954	13,496
Other income (expense):
Interest income	—	4	(4)
Interest expense and other financing costs	(16,416)	(1,088)	(15,328)
Other, net	51	103	(52)
Net income before income taxes	48,085	49,973	(1,888)
Provision for income taxes	(354)	(339)	(15)
Net income	47,731	49,634	(1,903)
Net income attributable to General Partner	—	15,461	(15,461)
Net income attributable to limited partners	$47,731	$34,173	$13,558

Net income per limited partner unit:
Common - basic	$1.01	$0.75	$0.26
Common - diluted	1.01	0.75	0.26
Subordinated - basic and diluted	1.01	0.75	0.26

Weighted-average limited partner units outstanding:
Common - basic	24,006	22,811	1,195
Common - diluted	24,024	22,853	1,171
Subordinated - basic and diluted	22,811	22,811	—

	Nine Months Ended
	September 30,
	2015	2014	Change
	(In thousands)
Cash Flow Data
Net cash provided by (used in):
Operating activities	$65,867	$64,992	$875
Investing activities	(23,568)	(31,301)	7,733
Financing activities	(25,225)	(38,583)	13,358
Capital expenditures	$24,021	$17,335	$6,686
Other Data
EBITDA	$78,959	$45,627	$33,332
Distributable cash flow	57,857	44,833	13,024

Revenues and Gross Margin. Our revenues were generated by existing third-party contracts and from commercial agreements with Western. On July 1, 2015, we ratably increased certain pipeline rates and other fees based on annual increase provisions included in our Commercial Agreements with Western. In addition, increased utilization of our Permian Basin assets and the additional volume received from new activity on Western's TexNew Mex pipeline resulted in higher fee based revenues quarter over quarter. Wholesale gross margin increased period over period primarily due to higher fuel sales volume and truck freight revenue from crude oil gathering activity in the Permian Basin area.
Operating and Maintenance Expenses. The increase in operating and maintenance expenses resulted from an increase in employee expenses ($4.5 million), outside support services ($1.3 million) due to in-line inspections of certain pipeline segments and various tank repairs and increased chemical expense ($0.4 million) specifically due to chemical additives used in the pipeline transportation process, partially offset by lower fuel expense for our transportation department ($2.6 million). Maintenance expense for the first nine months of 2015 was $28.5 million compared to $28.4 million for the same period in 2014.
General and Administrative Expenses. General and administrative expenses increased primarily due to an increase in professional and legal services ($1.2 million) related to business acquisitions and corresponding debt transactions.
Depreciation and Amortization. Depreciation and amortization increased due to the continuing expansion of our Delaware Basin logistics system and current period depreciation related to the addition of crude oil tanker trailers during 2014.
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
We believe that the presentation of these non-GAAP measures provides useful information to investors in assessing our financial condition and results of operations. The GAAP measure most directly comparable to EBITDA and Distributable Cash Flow is net income attributable to limited partners. These non-GAAP measures should not be considered as alternatives to net income or any other measure of financial performance presented in accordance with GAAP. EBITDA excludes some, but not all, items that affect net income attributable to limited partners. These non-GAAP measures may vary from those of other companies. As a result, EBITDA and Distributable Cash Flow as presented herein may not be comparable to similarly titled measures of other companies. The calculation of EBITDA and Distributable Cash Flow includes the results of operations for the wholesale segment for the period subsequent to the Wholesale Acquisition through September 30, 2015.
The following tables reconcile net income attributable to limited partners to EBITDA for the periods presented and Distributable Cash Flow for the three and nine months ended September 30, 2015 and 2014, respectively. The reconciliation of Distributable Cash Flow to EBITDA for the three and nine months ended September 30, 2015, includes interest accruals related to the 2023 WNRL Senior Notes. Prior to the second quarter of 2015, we calculated Distributable Cash Flows using cash interest paid.

	Three Months Ended
	September 30,
	2015	2014	Change
	(In thousands)
Net income attributable to limited partners	$16,493	$12,265	$4,228
Interest expense and other financing costs	6,204	362	5,842
Provision for income taxes	3	135	(132)
Depreciation and amortization	4,983	3,331	1,652
EBITDA	27,683	16,093	11,590

Change in deferred revenues	(218)	848	(1,066)
Interest expense	(5,858)	(230)	(5,628)
Income taxes paid	(156)	(1)	(155)
Maintenance capital expenditures	(2,803)	(1,341)	(1,462)
Distributable cash flow	$18,648	$15,369	$3,279

Minimum quarterly distribution	$13,465	$13,116	$349

	Nine Months Ended
	September 30,
	2015	2014	Change
	(In thousands)
Net income attributable to limited partners	$47,731	$34,173	$13,558
Interest expense and other financing costs	16,416	1,073	15,343
Provision for income taxes	354	339	15
Depreciation and amortization	14,458	10,042	4,416
EBITDA	78,959	45,627	33,332

Change in deferred revenues	2,229	3,422	(1,193)
Interest expense	(15,491)	(683)	(14,808)
Income taxes paid	(737)	(1)	(736)
Maintenance capital expenditures	(7,885)	(3,532)	(4,353)
Other	782	—	782
Distributable cash flow	$57,857	$44,833	$13,024

Minimum quarterly distribution	$40,391	$39,349	$1,042

Logistics Segment
Three Months Ended September 30, 2015, Compared to the Three Months Ended September 30, 2014

	Three Months Ended
	September 30,
	2015	2014	Change
	(In thousands, except key operating statistics)
Statement of Operations Data:
Fee based revenues:
Affiliate	$40,478	$34,914	$5,564
Third-party	787	686	101
Total revenues	41,265	35,600	5,665
Operating costs and expenses:
Operating and maintenance expenses	19,841	17,034	2,807
General and administrative expenses	303	626	(323)
Loss on disposal of assets, net	124	—	124
Depreciation and amortization	3,837	3,331	506
Total operating costs and expenses	24,105	20,991	3,114
Operating income	$17,160	$14,609	$2,551
Key Operating Statistics:
Pipeline and gathering:
Mainline movements (bpd) (1):
Permian/Delaware Basin system	56,745	27,382	29,363
Four Corners system	66,602	38,623	27,979
Gathering (truck offloading) (bpd):
Permian/Delaware Basin system	25,961	24,250	1,711
Four Corners system	16,487	10,979	5,508
Pipeline Gathering and Injection system (bpd):
Permian/Delaware Basin system	8,458	1,473	6,985
Four Corners system	28,841	19,396	9,445
Tank storage capacity (bbls) (2)	651,545	619,706	31,839
Terminalling, transportation and storage:
Shipments into and out of storage (bpd) (includes asphalt)	408,787	389,773	19,014
Terminal storage capacity (bbls) (2)	7,420,754	7,355,432	65,322

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

Fee Based Revenues. Our revenues were generated by existing third-party contracts and from commercial agreements with Western. On July 1, 2015, we ratably increased certain pipeline rates and other fees based on annual increase provisions included in our Commercial Agreements with Western. In addition, increased utilization of our Permian Basin assets and the additional volume received from new activity on Western's TexNew Mex pipeline resulted in higher fee based revenues quarter over quarter.
Operating and Maintenance Expenses. Operating and maintenance expenses increased quarter over quarter due to increased outside support services ($1.4 million) due to in-line inspections of certain pipeline segments and various tank repairs, employee expense ($0.9 million) and maintenance expense ($0.1 million) primarily due to differences in the timing of the scheduled maintenance during the third quarter of 2015 versus the third quarter of 2014.
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
Depreciation and Amortization. Depreciation increased due to the continuing expansion of our Delaware Basin logistics system.

Nine Months Ended September 30, 2015, Compared to the Nine Months Ended September 30, 2014

	Nine Months Ended
	September 30,
	2015	2014	Change
	(In thousands, except key operating statistics)
Statement of Operations Data:
Fee based revenues:
Affiliate	$110,129	$101,294	$8,835
Third-party	2,089	2,044	45
Total revenues	112,218	103,338	8,880
Operating costs and expenses:
Operating and maintenance expenses	55,162	51,123	4,039
General and administrative expenses	2,168	1,769	399
Loss on disposal of assets, net	124	—	124
Depreciation and amortization	11,128	10,042	1,086
Total operating costs and expenses	68,582	62,934	5,648
Operating income	$43,636	$40,404	$3,232
Key Operating Statistics:
Pipeline and gathering:
Mainline movements (bpd) (1):
Permian/Delaware Basin system	45,784	22,351	23,433
Four Corners system	54,719	38,483	16,236
Gathering (truck offloading) (bpd):
Permian/Delaware Basin system	24,207	24,205	2
Four Corners system	13,387	11,187	2,200
Pipeline Gathering and Injection system (bpd):
Permian/Delaware Basin system	5,353	1,528	3,825
Four Corners system	23,859	20,822	3,037
Tank storage capacity (bbls) (2)	630,761	592,131	38,630
Terminalling, transportation and storage:
Shipments into and out of storage (bpd) (includes asphalt)	396,506	379,261	17,245
Terminal storage capacity (bbls) (2)	7,464,236	7,355,432	108,804

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

Fee Based Revenues. Our revenues were generated by existing third-party contracts and from commercial agreements with Western. On July 1, 2015, we ratably increased certain pipeline rates and other fees based on annual increase provisions included in our Commercial Agreements with Western. In addition, increased utilization of our Permian Basin assets and the additional volume received from new activity on Western's TexNew Mex pipeline resulted in higher fee based revenues period over period.
Operating and Maintenance Expenses. Operating and maintenance expenses increased primarily due to increased employee expenses ($2.2 million), outside support services ($1.1 million) due to in-line inspections of certain pipeline segments and various tank repairs and increased chemical expense ($0.4 million) specifically due to chemical additives used in the pipeline transportation process.
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
Depreciation and Amortization. Depreciation increased due to the continuing expansion of our Delaware Basin logistics system.

Wholesale Segment
Three Months Ended September 30, 2015, Compared to the Three Months Ended September 30, 2014

	Three Months Ended
	September 30,
	2015	2014	Change
	(In thousands, except key operating stats)
Statement of Operations Data:
Fee based revenues (1):
Affiliate	$11,442	$10,102	$1,340
Sales based revenues (1):
Affiliate	158,848	234,485	(75,637)
Third-party	462,924	635,532	(172,608)
Total revenues	633,214	880,119	(246,905)
Operating costs and expenses:
Cost of products sold:
Affiliate	156,388	234,485	(78,097)
Third-party	445,169	616,757	(171,588)
Operating and maintenance expenses	19,864	20,078	(214)
General and administrative expenses	2,269	2,887	(618)
Gain on disposal of assets, net	(137)	(34)	(103)
Depreciation and amortization	1,146	961	185
Total operating costs and expenses	624,699	875,134	(250,435)
Operating income	$8,515	$4,985	$3,530
Key Operating Statistics:
Fuel gallons sold (in thousands)	305,566	289,822	15,744
Fuel gallons sold to retail (included in fuel gallons sold above) (in thousands)	81,538	68,064	13,474
Fuel margin per gallon (2)	$0.029	$0.019	$0.010
Lubricant gallons sold (in thousands)	2,998	3,071	(73)
Lubricant margin per gallon (3)	$0.70	$0.83	$(0.13)
Crude oil trucking volume (bpd)	49,620	39,473	10,147
Average crude oil revenue per barrel	$2.51	$2.78	$(0.27)

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
Operating and Maintenance Expenses. The decrease in operating and maintenance expenses was primarily the result of decreased fuel expense for our transportation department ($0.9 million) partially offset by higher employee expense ($0.4 million) based on an increase in headcount primarily to staff the additions to our truck fleet.
Depreciation and Amortization. The increase in depreciation and amortization was primarily due to the addition of crude oil transport trailers during the second half of 2014.
Nine Months Ended September 30, 2015, Compared to the Nine Months Ended September 30, 2014

	Nine Months Ended
	September 30,
	2015	2014	Change
	(In thousands, except key operating stats)
Statement of Operations Data:
Fee based revenues (1):
Affiliate	$33,331	$27,749	$5,582
Sales based revenues (1):
Affiliate	456,195	660,763	(204,568)
Third-party	1,414,632	1,958,816	(544,184)
Total revenues	1,904,158	2,647,328	(743,170)
Operating costs and expenses:
Cost of products sold:
Affiliate	449,087	660,763	(211,676)
Third-party	1,358,197	1,901,022	(542,825)
Operating and maintenance expenses	57,535	56,646	889
General and administrative expenses	6,715	8,328	(1,613)
Gain on disposal of assets, net	(381)	(16)	(365)
Depreciation and amortization	3,330	2,856	474
Total operating costs and expenses	1,874,483	2,629,599	(755,116)
Operating income	$29,675	$17,729	$11,946
Key Operating Statistics:
Fuel gallons sold (in thousands)	919,808	850,840	68,968
Fuel gallons sold to retail (included in fuel gallons sold above) (in thousands)	235,824	194,753	41,071
Fuel margin per gallon (2)	$0.031	$0.021	$0.010
Lubricant gallons sold (in thousands)	8,969	9,163	(194)
Lubricant margin per gallon (3)	$0.71	$0.81	$(0.10)
Crude oil trucking volume (bpd)	47,245	34,610	12,635
Average crude oil revenue per barrel	$2.58	$2.94	$(0.36)

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
Operating and Maintenance Expenses. The increase in operating and maintenance expenses was the result of higher employee expense ($2.3 million) from increased headcount primarily to staff the additions to our truck fleet, increased outside support services ($0.2 million), increased maintenance expense ($0.2 million) and increased insurance expense ($0.1 million)partially offset by decreased fuel expense for our truck fleet ($2.6 million).
Depreciation and Amortization. The increase in depreciation and amortization was primarily due to the addition of crude oil tanker trailers during the second half of 2014.
Liquidity and Capital Resources
At September 30, 2015, we had cash and cash equivalents of $71.4 million. Our sources for liquidity include cash generated from operations, borrowings under our Revolving Credit Facility and the issuance of equity or debt securities. We funded the purchase of WRW from WRSW using $320 million in cash, including borrowings of $269 million under our Revolving Credit Facility and $51 million from cash on hand, and the issuance of 1,160,092 common units. The cash on hand that we used to fund the purchase of WRW was sourced primarily from cash retained from the net proceeds of the Offering.
During the first nine months of 2015, we have made no additional borrowings under our Revolving Credit Facility. On February 11, 2015, we issued the $300.0 million WNRL 2023 Senior Notes and used the proceeds to repay the borrowings under our Revolving Credit Facility. At September 30, 2015, the Revolving Credit Facility had availability of $299.3 million, net of $0.7 million in outstanding letters of credit. Our Revolving Credit Facility and indenture contain covenants that limit or restrict our ability to make cash distributions. Under the Revolving Credit Facility, we are also required to maintain certain financial ratios, each tested on a quarterly basis for the immediately preceding four quarter period. See Note 11, Debt, in the Notes to Condensed Consolidated Financial Statements for further discussion on our Revolving Credit Facility.
We currently have an effective universal shelf Registration Statement on Form S-3 that provides for the registration and sale of up to $1 billion of our or certain of our subsidiaries equity or debt securities. We may over time, and subject to market conditions, in one or more offerings, offer and sell any combination of the securities described in the prospectus.
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
Our partnership agreement sets forth the calculation to be used to determine the amount and priority of cash distributions that the common and subordinated unitholders and General Partner, as the holder of incentive distribution rights, will receive. Our distributions are declared subsequent to quarter end. During the first three quarters of 2015, we declared and paid distributions that were in excess of the target distribution amounts set forth in our partnership agreement, resulting in distributions to our General Partner as the holder of incentive distribution rights. We made cash distributions to our General Partner of $0.3 million and $0.5 million for the three and nine months ended September 30, 2015 and 2014, respectively.
The table below summarizes our 2015 quarterly distribution declarations, payments and scheduled payments through October 30, 2015:

Declaration Date	Record Date	Payment Date	Distribution per Common and Subordinated Unit
January 30, 2015	February 13, 2015	February 23, 2015	$0.3325
May 1, 2015	May 15, 2015	May 26, 2015	0.3475
July 31, 2015	August 14, 2015	August 24, 2015	0.3650
October 30, 2015	November 13, 2015	November 23, 2015	0.3825
Total			$1.4275

Cash Flows
The following table sets forth our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
	2015	2014	Change
	(In thousands)
Net cash provided by operating activities	$65,867	$64,992	$875
Net cash used in investing activities	(23,568)	(31,301)	7,733
Net cash used in financing activities	(25,225)	(38,583)	13,358
Net change in cash and cash equivalents	$17,074	$(4,892)	$21,966
The increase in net cash from operating activities period over period was primarily the result of changes in our working capital as disclosed in our Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014. The change in third-party and affiliate accounts receivable is due to an increase in wholesale third-party receivables. The change in accounts payable and accrued liabilities was primarily due to an increase in payables associated with accrued interest and accrued payroll expenses related to Western employee services.
Cash flows provided by operating activities for the nine months ended September 30, 2015, combined with $300.0 million from the issuance of our WNRL 2023 Senior Notes were primarily used to repay the borrowings under our Revolving Credit Facility of $269.0 million, fund cash distributions to Western and non-controlling interest holders of $32.8 million and $16.6 million, respectively, fund capital expenditures of $24.0 million and pay deferred financing costs of $6.8 million.
For the same period in 2014, cash flows provided by operating activities were primarily used to fund capital expenditures of $17.3 million and cash distributions to Western and non-controlling interest holders of $25.2 million and $13.4 million, respectively.
Capital Expenditures
Our capital requirements have consisted of and are expected to continue to consist of maintenance capital expenditures and discretionary capital expenditures. As of September 30, 2015, we had cash and cash equivalents of $71.4 million, the majority of which is intended for use in planned growth projects. Maintenance capital expenditures include expenditures required to maintain equipment reliability, tankage and pipeline integrity and safety and to address environmental regulations. Discretionary capital expenditures include expenditures to acquire assets and expand existing facilities that increase throughput capacity of our pipelines and in our terminals or increase storage capacity at our storage facilities. For 2015, we budgeted $12.4 million for maintenance capital projects and up to $31.8 million in discretionary growth projects. For the nine months ended September 30, 2015, we recorded $7.9 million in sustaining and regulatory expenditures and $15.6 million in discretionary expenditures primarily for the expansion of our crude oil storage and truck offloading capabilities in both the Four Corners and the Delaware Basin.
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

Seasonality
The crude oil, refined product and asphalt throughput in our pipelines and terminals is directly affected by the level of supply and demand for crude oil, refined products and asphalt in the markets served directly or indirectly by our assets. However, many effects of seasonality on our revenues will be substantially mitigated through our fee based commercial agreements with Western that include minimum monthly volume commitments.
Item 3. Qualitative and Quantitative Disclosures about Market Risk
Refer to Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2014, for quantitative and qualitative disclosures about market risk. There have been no material changes in our exposures to market risk since December 31, 2014.

Item 4.	Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Interim Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of September 30, 2015. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015.
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes in our risk factors during the nine months ended September 30, 2015 from those previously disclosed in the section entitled "Risk Factors" in our 2014 Form 10-K under Part I, Item 1A. Risk Factors and in our Quarterly Report on Form 10-Q for the period ended June 30, 2015 under Part II, Item 1A. Risk Factors.
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
——————
* Filed herewith
** Furnished herewith
*** Reports filed under the Securities Exchange Act of 1934, as amended, (Form 10-K, Form 10-Q and Form 8-K) are filed under File No. 001-36114.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
WESTERN REFINING LOGISTICS, LP
BY: WESTERN REFINING LOGISTICS GP, LLC

Signature	Title	Date

/s/ Gary R. Dalke	Interim Chief Financial Officer	November 5, 2015
Gary R. Dalke	(Principal Financial Officer and Duly Authorized Signatory)