Form 10-K
period 2015-12-31
Western Refining Logistics, LP
filed 2016-02-26
CIK 1581908

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed based on the New York Stock Exchange closing price on June 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter) was $466,071,205.
As of February 19, 2016, there were 24,446,384 common units and 22,811,000 subordinated units outstanding.

WESTERN REFINING LOGISTICS, LP

References in this report to “Western Refining Logistics, LP,” “WNRL,” and “we,” “our,” “us,” the “Partnership” or like terms used in context of periods on or after October 16, 2013, refer to Western Refining Logistics, LP and its subsidiaries.
EXPLANATORY NOTE
Western Refining Logistics, LP is a publicly-traded Delaware limited partnership that commenced operations on October 16, 2013 in connection with its initial public offering (the "Offering") of 15,812,500 common units. In conjunction with the Offering, Western Refining, Inc. ("Western") and certain of its subsidiaries contributed to us the majority of the logistics assets that we currently operate.
On October 15, 2014, WNRL purchased all of the outstanding limited liability company interests of Western Refining Wholesale, LLC ("WRW") from Western for $320 million in cash and 1,160,092 common units (the "Wholesale Acquisition"). This purchase was a transaction between entities under common control and transferred substantially all of WRW's operations from Western to WNRL.
On October 30, 2015, WNRL acquired a segment of the TexNew Mex Pipeline system from Western that currently extends from our crude oil station in Star Lake, New Mexico, in the Four Corners region to our T station in Eddy County, New Mexico (the "TexNew Mex Pipeline System"). We also acquired an 80,000 barrel crude oil storage tank located at our crude oil pumping station in Star Lake, New Mexico and certain other related assets ("TexNew Mex Pipeline Acquisition"). We acquired these assets in exchange for $170 million in cash, 421,031 common units representing limited partner interests in WNRL and 80,000 units of a newly created class of limited partner interests in WNRL, referred to as the "TexNew Mex Units." This transaction was between entities under common control.
The financial position, results of operations and operating statistics of our accounting predecessor for the contributed logistics assets for periods prior to October 16, 2013 are contained herein. In addition, our accounting predecessor contains the financial position and results of operations of the TexNew Mex Pipeline System assets that were not contributed at the time of the Offering. We refer to the financial position, results of operations and operating statistics of these contributed and non-contributed assets, for periods prior to October 16, 2013 as the "WNRL Predecessor."
The information contained herein for the WNRL Predecessor and WNRL has been retrospectively adjusted to include the historical results of the WRW assets acquired for periods prior to the effective date of the Wholesale Acquisition. We refer to the collective entity of the WNRL Predecessor with the retrospective adjustment for the Wholesale Acquisition as our "Predecessor" for periods prior to October 16, 2013. The results of WNRL contain the retrospective adjustment for the Wholesale Acquisition and the TexNew Mex Pipeline Acquisition beginning October 16, 2013, the date WNRL commenced operations. Because the WNRL Predecessor has always contained the financial position and results of operations and operating statistics of the TexNew Mex Pipeline System, the retrospective adjustments related to the TexNew Mex Pipeline Acquisition are applied to WNRL only.
See Note 3, Initial Public Offering and Note 4, Acquisitions, in the Notes to Consolidated Financial Statements included in this annual report for detailed information.
FORWARD-LOOKING STATEMENTS
Certain statements included throughout this Annual Report on Form 10-K and in particular under the sections entitled Item 1. Business, Item 3. Legal Proceedings and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations relating to matters that are not historical fact are forward-looking statements that represent management’s beliefs and assumptions based on currently available information. These forward-looking statements relate to matters such as our industry including the regulation of our industry, the expected outcomes of legal proceedings involving us or Western, business strategy, future operations, acquisition opportunities, volatility of crude oil prices, gross margins, volumes, taxes, capital expenditures, liquidity and capital resources, sources of financing for acquisitions, maintenance and capital expenditures, distributions and other financial and operating information. Forward-looking statements give our current expectations, contain projections of results of operations or of financial condition or forecasts of future events. We have used the words “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “position,” “potential,” “predict,” “project,” “strategy,” “will,” “future” and similar terms and phrases to identify forward-looking statements in this report.
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
When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Form 10-K. Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to predict or identify all of these factors, they include, among others, the following:

•
changes in the business strategy or activity levels of Western that may be impacted by a variety of factors, including changes in crack spreads, changes in the spread between WTI crude oil and WTS crude oil, also known as the sweet/sour spread and changes in the spread between WTI crude oil and Dated Brent crude oil and between WTI Cushing crude oil and WTI Midland crude oil, and Western's pending merger with Northern Tier Energy LP ("Northern Tier");

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

PART I
Item 1. Business
Overview
WNRL is a Delaware master limited partnership that commenced operations in October 2013. Western Refining Logistics GP, LLC ("WRGP"), our general partner holds all of the non-economic general partner interests in WNRL and is owned 100% by Western. On October 16, 2013, WNRL completed the Offering of 15,812,500 common units, after which Western's limited partner interest in WNRL was 65.3%. Our units trade on the New York Stock Exchange (“NYSE”) under the symbol “WNRL.”
WNRL is principally a fee-based, growth-oriented partnership that owns, operates, develops and acquires logistics and related assets and businesses to include terminals, storage tanks, pipelines and other logistics assets related to the terminalling, transportation, storage and distribution of crude oil and refined products. WNRL's assets and operations include 685 miles of pipelines, 8.2 million barrels ("bbls") of active storage capacity, distribution of wholesale petroleum products and crude oil trucking.
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
On October 30, 2015, WNRL acquired Western's TexNew Mex Pipeline System. We also acquired an 80,000 barrel crude oil storage tank located at our crude oil pumping station in Star Lake, New Mexico and certain other related assets. We acquired these assets in exchange for $170 million in cash, 421,031 common units representing limited partner interests in WNRL and 80,000 TexNew Mex Units.
The following simplified diagram depicts our organizational structure as of December 31, 2015:

Western Refining, Inc.
(NYSE: WNR)
8,579,623 Common Units
22,811,000 Subordinated Units
100% Ownership Interest
Western Refining Logistics GP, LLC
(the General Partner)
Incentive Distribution Rights
Public Unitholders
15,866,761 Common Units
Non-Economic General Partner Interest
66.4% Limited Partner Interest
33.6% Limited Partner Interest
Western Refining Logistics, LP
(NYSE: WNRL)
(the Partnership)
100% Ownership Interest
Operating Subsidiaries

All of our incentive distribution rights are held by our general partner and our units are held as follows:

Public Common Units	33.6%
Common Units held by Western	18.2%
Subordinated Units held by Western	48.2%
Non-Economic General Partner Interest held by Western Refining Logistics GP, LLC	—
TexNew Mex Units held by Western	—
Total	100.0%
We report our operating results in two business segments: logistics and wholesale. See Note 5, Segment Information, in the Notes to Consolidated Financial Statements included in this annual report for detailed information on our operating results by business segment.

•
We operate our logistics business under commercial and service agreements with Western, as described below, and we currently generate substantially all logistics segment revenues under fee-based agreements with Western. As a result of our fee-based arrangements with Western, we generally do not have exposure to variability in the prices of the hydrocarbons and other products we handle, although these risks indirectly influence our activities and results of operations over the long term.

•
Our wholesale business operates under commercial and service agreements with Western, as described below, and sells refined products to third parties. Revenues, earnings and cash flows from our wholesale segment are primarily affected by the sales volumes and margins of gasoline, diesel fuel and lubricants sold. These margins are equal to the sales price, net of discounts, less total cost of sales and are measured on a cents per gallon ("cpg") basis. Factors that influence margins include local supply, demand and competition and the impact to margin of our commercial agreements with Western.

We entered into the following agreements (the "Commercial Agreements") with Western that became effective in connection with the Offering and have initial ten-year terms:

•
Pipeline and Gathering Services Agreement: we entered into a pipeline and gathering services agreement, as amended, with Western under which we agreed to transport crude oil on our Permian Basin system primarily for use at Western’s El Paso refinery (the "El Paso Refinery") and on our Four Corners system primarily for use at Western’s Gallup refinery (the "Gallup Refinery").

In connection with the TexNew Mex Pipeline Acquisition, WNRL entered into Amendment No. 1 to the Pipeline and Gathering Services Agreement, dated as of October 16, 2013, with Western (the "Amendment to the Pipeline Agreement"). Among other things, the Amendment to the Pipeline Agreement amends the scope of the existing agreement to include the provision of storage services and a minimum volume commitment of 80,000 barrels of storage at the Star Lake storage tank. In this Amendment to the Pipeline Agreement, Western also committed to a minimum volume of 13,000 barrels per day ("bpd") throughput of crude oil on the TexNew Mex Pipeline for 10 years from the date of the Amendment to the Pipeline Agreement.
In connection with the TexNew Mex Pipeline Acquisition, our general partner adopted certain amendments to the First Amended and Restated Agreement of Limited Partnership of the Partnership by adopting the Second Amended and Restated Agreement of Limited Partnership (the “Second A&R Partnership Agreement”). The amendments contained in the Second A&R Partnership Agreement create a new class of partner interests in the Partnership, referred to as the TexNew Mex Units, and set forth the rights, preferences and obligations of the TexNew Mex Units.
The Second A&R Partnership Agreement provides for the creation of the “TexNew Mex Shared Segment” that will reflect the financial and operating results of the TexNew Mex Pipeline. The TexNew Mex Units are generally entitled to participate in 80% of the economics attributable to the TexNew Mex Shared Segment resulting from crude oil throughput on the TexNew Mex Pipeline above the 13,000 barrels per day contemplated by the commitment in the Amendment to the Pipeline Agreement. To the extent there is sufficient available cash from operating surplus under the Second A&R Partnership Agreement, the holder of the TexNew Mex Units will be entitled to receive a distribution equal to 80% of the excess of TexNew Mex Shared Segment Distributable Cash Flow over the TexNew Mex Base Amount (as such terms are defined in the Second A&R Partnership Agreement). The TexNew Mex Unit distributions are preferential to all other unit holder distributions.

•
Terminalling, Transportation and Storage Services Agreement: we entered into a terminalling, transportation and storage services agreement, as amended, with Western under which we agreed to, among other things, distribute products produced at Western’s refineries, connect Western’s refineries to third-party pipelines and systems and provide fee-based asphalt terminalling and processing services. At our network of crude oil and refined products terminals and related assets and storage facilities, we charge Western fees for crude oil, blendstock and refined product storage, shipments into and out of storage and additive and blending services. At our asphalt plant and terminal in El Paso and our three stand-alone asphalt terminals, we charge Western fees for asphalt storage, shipments into and out of asphalt storage and asphalt processing and blending services.
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
We entered into the following Commercial Agreements that became effective in connection with the Wholesale Acquisition and have initial ten-year terms with Western:

•
Product Supply Agreement: we entered into a product supply agreement, as amended, under which Western supplies, and we purchase, approximately 79,000 bpd of refined products for sale to our wholesale customers. The agreement includes product pricing based upon OPIS or Platts indices on the day of delivery. The agreement also contains, subject to certain exceptions, a covenant restricting Western's ability to compete in certain wholesale activities in the Southwest. The agreement provides for make-up payments to the Partnership in any month that the Partnership’s average margin on non-delivered rack sales is below a per gallon threshold.

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

•
Crude Oil Trucking Transportation Services Agreement: we entered into a crude oil trucking transportation services agreement, as amended, under which Western has agreed to utilize our crude oil trucks to haul a minimum of 1.525 million bbls of crude oil each month. Western pays a flat rate per barrel based on the distance between the applicable pick-up and delivery points plus monthly fuel adjustments and customary applicable surcharges.

Western will remain obligated under the Commercial Agreements even if Western no longer controls our general partner.
We entered into a services agreement, as amended, with Western under which Western provides certain personnel for operational services under our supervision in support of our pipeline and gathering assets and terminalling and storage facilities. We reimburse Western for the cost of these services, including routine and emergency maintenance and repair services, routine operational activities, routine administrative services, construction and related services and other services as we and Western may mutually agree. Western prepares a maintenance, operating and capital budget on an annual basis subject to our approval. Western submits actual expenditures to us monthly for reimbursement. Under the agreement, Western indemnifies us from any claims, losses or liabilities that we incur, including third-party claims, arising from Western’s performance of the agreement to the extent caused by Western’s breach of contract, gross negligence or willful misconduct. We have agreed to indemnify Western from any claims, losses or liabilities that Western incurs, including any third-party claims, arising from Western’s performance of the agreement or from our breach of the agreement, except to the extent such claims, losses or liabilities are caused by Western’s breach of contract, gross negligence or willful misconduct.
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
See Note 22, Related Party Transactions, in the Notes to Consolidated Financial Statements included in this annual report for detailed information on our agreements with Western.

Our Assets and Operations
Logistics Segment
Our logistics assets consist of pipeline and gathering infrastructure and terminalling, transportation and storage assets in the Southwestern portion of the U.S., including approximately 685 miles of pipelines and approximately 8.2 million bbls of active storage capacity, as well as other assets. Most of our assets are integral to the operations of the El Paso refinery and the Gallup refinery. We generate substantially all of our logistics revenue from fees charged for services provided to Western under the logistics Commercial Agreements.
The following map depicts the locations of our assets (not to scale):

CO
KS
OK
San Juan Basin
Bloomfield
Bisti
Pettigrew
Lybrook
Star Lake
Gallup
AZ
Albuquerque
NM
TX
Phoenix
Tex New Mex
Permian Basin
Tucson
Western Refining
El Paso
WNR Refineries
Asphalt Plant/Terminal (WNRL)
Transportation & Storage
Refined Products Terminal (WNRL)
Pipelines
Third-Party Crude Oil Pipelines
Kinder Morgan
Mason Station
Wink
Kinder Morgan
McCamey
Mexico

Pipeline and Gathering
Our pipeline and gathering assets are strategically positioned to support crude oil supply options for the El Paso refinery and the Gallup refinery as well as third parties and consist of crude oil pipelines and gathering assets located primarily in the Delaware Basin in the Permian Basin area of West Texas and Southern New Mexico (the "Delaware Basin") and in the Four Corners area of Northwestern New Mexico. Through these systems, we gather and transport crude oil by pipeline and trucks from various production locations to Western’s refineries utilizing approximately 685 miles of pipeline, 31 crude oil storage tanks with a total combined active shell storage capacity of approximately 828,000 bbls, eight truck loading and unloading locations and 15 pump stations.
Our pipeline and gathering assets consist of the following:

•	Permian Basin System. Our Permian Basin system includes our Delaware Basin system and other crude oil gathering assets in West Texas. The primary components of our Permian Basin system include:

•
Delaware Basin System. Our Delaware Basin system includes approximately 39 miles of 10-inch and 12-inch mainlines located in Southeast New Mexico and West Texas and handles crude oil produced in the Delaware Basin. The Main 12-inch pipeline and the East 10-inch pipeline were placed into service in July 2013. The West 10-inch pipeline was placed into service in August 2013. The Delaware Basin system is designed to handle up to 154,000 bpd, comprised of a mainline capacity of 100,000 bpd and truck unloading capacity of 54,000 bpd and is operated from a central control station located in Bloomfield, New Mexico. Its primary components include:

•	Main 12-inch Pipeline. This 12-inch crude oil pipeline is approximately 20 miles in length and connects our Mason Station crude oil facility to our T Station crude oil facility;

•
West 10-inch Pipeline and CR-285 Crude Oil Station. This 10-inch crude oil pipeline is approximately 7 miles in length and has a capacity in excess of 75,000 bpd. It extends westward from our T Station crude oil facility. This west segment of the system includes a four-bay truck loading and unloading location and associated storage permitting truck deliveries of up to 24,000 bpd;

•
East 10-inch Pipeline and CR-1 Crude Oil Station. This 10-inch crude oil pipeline is approximately 12 miles in length and has a capacity in excess of 75,000 bpd. It extends eastward from our T Station crude oil facility. This east segment of the system includes a four-bay truck loading and unloading location and associated storage permitting truck deliveries of up to 24,000 bpd;

•
T Station Crude Oil Facility. Our T Station crude oil facility operates as a station for aggregating crude oil deliveries from the West 10-inch pipeline and East 10-inch pipeline and contains a staging tank with a combined shell storage capacity of 30,000 bbls; and

•
Mason Station Crude Oil Facility. Our Mason Station crude oil facility is located in Reeves County, Texas and receives crude oil produced in Southern New Mexico and West Texas. This facility consists of three 80,000 bbl crude oil storage tanks, a nine-bay truck loading and unloading location and eleven automatic custody transfer units. This facility has a capacity of up to 54,000 bpd by truck and a capacity of up to 100,000 bpd from our Main 12-inch pipeline. Our Mason Station crude oil facility is connected to Kinder Morgan Energy Partners, LP's ("Kinder Morgan") Mason Junction pump station that injects crude oil into the Kinder Morgan Wink pipeline for delivery to Western’s El Paso Refinery or the Bobcat Pipeline.

•	Other Permian Basin Crude Gathering Assets. We own other crude gathering assets in West Texas that handle crude oil produced in the Permian Basin with an aggregate capacity of approximately 8,000 bpd.

•
McCamey Crude Oil Station. Our McCamey crude oil station is located in Upton County, Texas and receives crude oil produced in West Texas. This station consists of a four-bay truck rack and crude receipt tanks. This facility has a capacity of up to 5,700 bpd by truck. Our McCamey crude oil station is connected to Plains All American Pipeline, LP’s (“Plains”) McCamey crude oil terminal that either injects crude oil into the Kinder Morgan Wink pipeline for delivery to the El Paso refinery or into Plains’ McCamey crude oil terminal for delivery to Midland, Texas; and

•
Riverbend 4-inch Gathering Pipeline. Our four-inch crude oil pipeline is approximately three miles in length and connects the Riverbend crude oil tanks in Crane County, Texas owned by third parties to the Kinder Morgan Wink pipeline for delivery to the El Paso refinery via Kinder Morgan’s Cordona Lake gathering system.

•
Four Corners System. Our Four Corners system includes approximately 256 miles of pipeline in Northwestern New Mexico that gather and transport crude oil and condensate produced in the San Juan and Paradox Basin areas of Colorado, New Mexico and Utah (referred to, collectively as, “Four Corners area crude oil”) and deliver it to the Gallup refinery or into our TexNew Mex Pipeline System. This Four Corners area crude oil is received at our Bloomfield terminal and at crude oil stations we own located in Bisti, Lybrook, Pettigrew and Star Lake, New Mexico. This system has a delivery capacity of up to approximately 31,600 bpd to the Gallup refinery. The Four Corners system’s primary components include:

•	San Juan 6-inch Pipeline. This six-inch crude oil pipeline is approximately 17 miles in length, connects our Bloomfield terminal to our Bisti crude oil station and handles Four Corners area crude oil;

•	West 6-inch Pipeline. This six-inch crude oil pipeline is approximately 77 miles in length, connects our Bisti crude oil station to the Gallup refinery and handles Four Corners area crude oil;

•
TexNew Mex 16" Pipeline Segment. This portion of the 16-inch crude pipeline is approximately 43 miles in length, connects our Bisti crude oil station to our Star Lake crude oil station and handles Four Corners area crude oil;

•
East 6-inch Pipeline. This six-inch crude oil pipeline is approximately 105 miles in length, connects our Pettigrew crude oil station to our Star Lake crude oil station and also the Gallup refinery and handles Four Corners area crude oil;

•
Wingate 4-inch NGL Pipeline. This four-inch natural gas liquids ("NGL") pipeline is approximately 14 miles in length and connects Western's NGL plant located in Gallup to the Gallup refinery. It transports NGLs for the Gallup refinery; and

•
Other. The Bisti, Star Lake, Lybrook and Pettigrew Stations combine to have 16 crude oil storage and breakout tanks with a total combined capacity of approximately 485,400 bbls; four truck receipt locations and a connection point with the Navajo Nation Oil and Gas Company's Running Horse pipeline.

•
TexNew Mex Pipeline System, including 76 mile extension. Our TexNew Mex pipeline extends approximately 299 miles from our crude oil station in Star Lake, New Mexico in the Four Corners area to near Maljamar, New Mexico in the Delaware Basin. In addition, a 76 mile pipeline was constructed to connect the TexNew Mex 16-inch pipeline from Maljamar to our Delaware Basin system.

The following tables provide certain information regarding our pipeline and gathering assets:

	Summary of Assets
	Length (miles)	Capacity
Mainline Movements (bpd)
Delaware Basin	39	100,000
Four Corners (1)	256	58,800
TexNew Mex	375	70,000
Total		228,800
Gathering (Truck Offloading) (bpd)
Mason Station	—	54,000
CR-285 (2) (3)	—	24,000
CR-1 (3)	—	24,000
McCamey Station	—	5,700
Four Corners	—	22,800
Total Gathering Capacity		130,500
Pipeline Tank Storage (bbls)
Delaware Basin	—	342,851
Four Corners	—	485,351
Total Pipeline Tank Storage		828,202

(1)	The total capacity to transport crude oil to the Gallup refinery on the West 6-inch and East 6-inch pipelines is 31,600 bpd.

(2)	Placed into service in August 2013.

(3)	These volumes ship on the Delaware Basin mainline and are included in the 100,000 bpd capacity.
Terminalling, Transportation, Storage and Distribution
Our terminalling, transportation and storage assets support crude oil supply and refined product distribution for the El Paso refinery and the Gallup refinery as well as third parties and primarily consist of storage tanks, terminals, transportation and other assets located in El Paso, Texas; Gallup, Bloomfield and Albuquerque, New Mexico and Phoenix and Tucson, Arizona. These assets include crude oil, feedstock, blendstock, refined product and asphalt storage tanks with a total combined shell storage capacity of approximately 7.4 million bbls, truck loading racks, railcar loading racks, pump stations and pipeline and related logistics assets to service Western’s operations.
Our terminalling, transportation and storage assets consist of the following:

•
El Paso Tank Farm. Our El Paso tank farm provides the El Paso refinery with storage, transfer and blending services required to support the refinery’s operations. The tank farm consists of storage tanks with an aggregate shell storage capacity of approximately 5.1 million bbls operating on land leased from Western under a 10-year agreement. The storage tanks handle refinery feedstock, jet fuel, gasoline, ultra-low sulfur diesel, blending components, crude oil, asphalt, slop oil and NGLs. Short pipelines on the tank farm transfer products to and from the refinery and storage tanks and ultimately to terminals or distribution pipelines. The El Paso tank farm also includes a rail loading facility located on the Burlington Northern Santa Fe and Union Pacific railroads and has railcar manifest loading capability. The rail loading facility handles asphalt, NGLs, feedstock, sulfuric acid and fuel oil.

•
El Paso Refined Products Terminal. Our El Paso refined products terminal distributes refined products supplied by the El Paso refinery from a six-bay truck loading rack with a capacity to handle approximately 45,000 bpd of gasoline, diesel and jet fuel with associated ethanol, biodiesel and additive blending capabilities. The terminal includes storage tanks with a combined shell storage capacity of 74,900 bbls operating on land leased from Western under a 10-year agreement. The storage tanks handle gasoline, transmix, jet fuel, ultra-low sulfur diesel, bio-diesel, blending components and NGLs.

•
Gallup Tank Farm. Our Gallup tank farm provides the Gallup refinery with storage and transfer services required to support the refinery’s operations. The tank farm consists of storage tanks with a combined shell storage capacity of approximately 887,100 bbls operating on land leased from Western under a 10-year agreement. The storage tanks handle refined products including ultra-low sulfur diesel, blending components, NGLs and gasoline and refinery feedstocks including crude oil, slop oil, intermediate feedstock and transmix. The Gallup tank farm also includes a railcar manifest loading facility located on the Burlington Northern Santa Fe railroad. The rail loading facility handles crude oil, intermediate feedstock, NGLs, fuel oil, ethanol and biodiesel.

•
Gallup Refined Products Terminal. Our Gallup refined products terminal distributes refined products supplied by the Gallup refinery from a six-bay truck loading rack with a capacity to handle approximately 34,000 bpd of gasoline and ultra-low sulfur diesel with associated ethanol, biodiesel and additive blending capabilities. The terminal includes storage tanks with a combined active shell storage capacity of approximately 23,400 bbls operating on land leased from Western under a 10-year agreement.

•
Bloomfield Terminal. Our Bloomfield terminal is a crude oil gathering and refined products distribution facility serving Western and third-party customers. The Bloomfield terminal includes storage tanks with combined shell storage capacity of approximately 675,900 bbls operating on land leased from Western under a 10-year agreement. The storage tanks handle Four Corners area crude oil, gasoline, ultra-low sulfur diesel and blending components. The terminal receives crude oil across a four-bay truck unloading rack, de-waters the crude oil and stores it for shipment on our San Juan 6-inch pipeline to our crude oil station in Bisti for further transport to the Gallup refinery. Our Bloomfield terminal distributes refined products for Western and third-party customers over a four-bay truck loading rack that has ethanol and additive blending capabilities. A pipeline from Artesia, New Mexico, owned by Holly Energy Partners LP provides primary supply to the terminal. The terminal also receives supply by trucks from other locations.

•
Albuquerque Refined Products Terminal. Our Albuquerque refined products terminal distributes approximately 9,000 bpd of gasoline, diesel fuel and ethanol from a two-bay truck loading rack for Western and third-party customers. The truck loading rack has a capacity of up to approximately 27,500 bpd with associated ethanol and additive blending capabilities. The terminal includes storage tanks with a combined shell storage capacity of approximately 185,700 bbls operating on land that we own. The El Paso refinery supplies this terminal via the Magellan common carrier pipeline, owned by Magellan Midstream Partners, LP (“Magellan”), as well as by truck from the Gallup refinery, our Bloomfield terminal and other locations. Our Albuquerque refined products terminal is also capable of receiving ethanol by truck and rail. The rail loading facility is located on the Burlington Northern Santa Fe railroad.

•
Asphalt Plant and Terminals. We provide fee-based asphalt terminalling and processing services at our asphalt plant and terminal in El Paso, as well as at three stand-alone asphalt terminals in Albuquerque, New Mexico and Phoenix and Tucson, Arizona. Our El Paso asphalt plant is located adjacent to the El Paso refinery. The plant has the ability to modify asphalt with polymer and polyphosphoric acid that allows for flexibility in meeting stringent performance grade asphalt specifications. The asphalt plant can process up to approximately 1,650 tons per day (“tpd”) of asphalt. The related El Paso asphalt terminal distributes asphalt to customers by rail (through its six rail locations) and by truck over a five-bay truck loading rack. Both the El Paso asphalt plant and the related terminal operate on land leased from Western under a 10-year agreement. Our three other asphalt terminals located in Albuquerque, New Mexico and Phoenix and Tucson, Arizona are throughput terminals for finished asphalt with an aggregate terminalling capacity of up to 2,250 tpd. The asphalt plant and terminals have a combined shell storage capacity of approximately 473,000 bbls.

The following table describes the capacities of our terminal and storage assets:

Tank Shell Storage Capacity
Crude Oil, Intermediates and Refined Products (bbls)
El Paso Tank Farm	5,065,600
El Paso Refined Products Terminal	74,900
Gallup Tank Farm	887,100
Gallup Refined Products Terminal	23,400
Bloomfield Terminal	675,900
Albuquerque Refined Products Terminal	185,700
Total	6,912,600
Asphalt (tpd)
El Paso Asphalt Plant	202,000
Albuquerque Asphalt Terminal	38,500
Tucson Asphalt Terminal	208,700
Phoenix Asphalt Terminal	23,800
Total	473,000
Wholesale Segment
Our wholesale business purchases substantially all of its petroleum fuels from Western and all of its lubricants and additional petroleum fuels from third-party suppliers. In addition to our sales to Western, our principal customers are retail fuel distributors and the mining, construction, utility, manufacturing, transportation, aviation and agricultural industries. We compete with other wholesale petroleum products distributors on product sales pricing and distribution services in the Southwest such as Pro Petroleum, Inc.; Southern Counties Fuels; Synergy Petroleum, LLC; SoCo Group, Inc.; C&R Distributing, Inc.; and Brewer Petroleum Services, Inc. Our sales and services to Western generally accounted for approximately 25% of our fuel volumes and 38% of our fuel trucking volumes for the year ended December 31, 2015. Among our third-party customers, sales to Kroger Company accounted for 23.5%, 23.0%, and 27.1% of consolidated net sales for the years ended December 31, 2015, 2014 and 2013, respectively.
Our wholesale segment consists of the following operations:
Fuel Distribution
Our wholesale segment purchases petroleum fuels primarily from Western’s refining group and distributes these fuels. We have entered into a product supply agreement, as amended, with Western and certain of its affiliates, pursuant to which Western has agreed to sell, and we have agreed to buy, between 90% and 110% of 79,000 bpd of Western’s refined products based upon forecasts provided each month by us. The products are purchased according to a predetermined formula based upon OPIS or Platts indices on the day of delivery and the applicable terminal location. Western will provide us margin shortfall support for non-delivered rack sales. The product supply agreement contains customary payment terms that may be extended if our net working capital requirements grow significantly over time.
As part of this fuel distributions business, we have entered into a fuel distribution and supply agreement with Western. Under this arrangement, we are required to sell and deliver to Western, and Western is required to purchase and accept delivery from us, 645,000 bbls per month of branded and unbranded motor fuels to Western retail and cardlock locations in the Southwest. In exchange for the sale and delivery of branded and unbranded motor fuels, Western will pay us an amount equal to our product cost at each terminal, plus applicable taxes and fees, actual transportation costs and a margin of $0.03 per gallon. In the event that Western fails to purchase the committed volume of branded and unbranded motor fuels, Western will pay $0.03 per gallon for each gallon below the committed volume. Western will receive a credit for excess volumes purchased in subsequent months to the extent that shortfall payments were made in the prior twelve months. Our net cost per gallon will be determined based on the prices paid under the product supply agreement.
This business includes the operation of a fleet of finished products trucks that deliver a significant portion of the volumes sold by our wholesale segment.

Crude Trucking
Our wholesale segment operates a fleet of crude oil trucks, which are utilized to support crude oil supply options for the El Paso refinery and the Gallup refinery. We have entered into a crude oil trucking transportation services agreement, as amended, with Western under which we have agreed to, among other things, gather, transport and deliver crude oil from collection points in Colorado, New Mexico and Utah to the El Paso refinery and the Gallup refinery and their interconnected pipelines. Western has agreed to utilize our crude oil trucking fleet to transport a minimum volume of 1.525 million bbls per month.
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
Environmental Regulation
General
Our operations are subject to extensive and periodically changing federal, state and local laws, regulations and ordinances relating to the protection of the environment. Among other things, these laws and regulations govern the emission or discharge of pollutants into or onto the land, air and water, the handling and disposal of solid and hazardous wastes, the remediation of contamination and protection of endangered and threatened species. Compliance with existing and anticipated environmental laws and regulations increases our overall cost of business, including our capital costs to develop, maintain, operate and upgrade equipment and facilities. We believe our facilities are in substantial compliance with applicable environmental laws and regulations. However, these laws and regulations are subject to changes, or to changes in the interpretation (including enforcement policies) of such laws and regulations, by regulatory authorities and continued and future compliance with such laws and regulations may require us to incur significant expenditures. Additionally, violation of environmental laws, regulations and permits can result in the imposition of significant administrative, civil and criminal penalties, injunctions limiting or prohibiting our operations, investigatory or remedial liabilities, or construction bans or delays in the development of additional facilities or equipment. In particular, a release of hydrocarbons or hazardous substances into the environment could, to the extent the event is not insured, subject us to substantial expenses, including costs to comply with applicable laws and regulations and to resolve claims by third parties for personal injury or property damage, or by the U.S. federal government or state governments for natural resources damages. This could directly and indirectly affect our business and may have an adverse impact on our financial position, results of operations and liquidity. We cannot currently determine the amounts of such future impact.
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
Under the separate contribution agreements related to the Wholesale Acquisition and the TexNew Mex Pipeline Acquisition, Western agreed to indemnify us with respect to liabilities related to certain historical assets and operations of WRW and the TexNew Mex Pipeline System that were not contributed to us in the respective acquisitions. In addition, Western made certain representations and warranties regarding the assets of WRW and the assets of the TexNew Mex Pipeline System, including with respect to environmental matters, and agreed to indemnify us for breaches of those representations and warranties, subject to specified deductibles, caps and other limitations.

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
CERCLA. The Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), or the Superfund law, and analogous state laws, impose joint and several liability, without regard to fault or the legality of the original conduct, on certain classes of potentially responsible persons for releases of hazardous substances into the environment. These persons include the owner or operator of a site and companies that disposed or arranged for the disposal of the hazardous substances found at the site. By operation of law, if we are determined to be a potentially responsible person, we may be responsible under CERCLA for all or part of the costs required to clean up sites at which such materials are present, in addition to providing compensation for any natural resource damages. We have not been determined to be a potentially responsible party at any sites.
RCRA. We also generate solid wastes, including hazardous wastes, within the tank cleaning process that are subject to the requirements of the federal Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes. While RCRA regulates both solid and hazardous wastes, it imposes strict requirements on the generation, storage, treatment, transportation and disposal of hazardous wastes. In the course of our operations, we generate petroleum product wastes and ordinary industrial wastes such as paint wastes, waste solvents and waste oils that are regulated as hazardous wastes. Certain materials generated in the exploration, development or production of crude oil and natural gas are excluded from RCRA’s hazardous waste regulations. However, it is possible that future changes in law or regulation could result in these wastes, including wastes currently generated by our operations, being designated as “hazardous wastes” and therefore subject to more rigorous and costly disposal requirements. Any such changes in laws and regulations could have a material adverse effect on our capital expenditures and operating expenses.
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

Water
Our operations can result in the discharge of pollutants, including crude oil and other products that we handle, store or transport in the course of our operations. Regulations under the Water Pollution Control Act of 1972 (“Clean Water Act”), the Oil Pollution Act of 1990 (the "Oil Pollution Act" ) and state laws impose regulatory burdens on our operations. Spill prevention control and countermeasure ("SPCC") requirements of federal laws and some state laws require containment to mitigate or prevent contamination of navigable waters in the event of an oil overflow, rupture or leak.
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
Employees
We are managed and operated by Western Refining Logistics GP, LLC, our general partner. As of December 31, 2015, we directly employed 562 employees through our wholesale subsidiary. Through our general partner's affiliates, we have 218 full-time employees as well as other employees who may provide services to us from time to time, all of whom are seconded to us pursuant to our services agreement with Western. These seconded employees provide operating, maintenance and other services under our direction, supervision and control with respect to the assets that our pipeline and terminalling subsidiaries own and operate. Other Western employees also may provide services to us from time to time.

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
Western is the primary shipper on our pipelines and gathering systems, our primary customer for our terminalling and storage activities and a significant supplier to and customer of our wholesale business. As we expect to continue to derive a substantial portion of our logistics revenues and wholesale fuel supply from Western for the foreseeable future, we are subject to the risk of nonpayment or nonperformance by Western under our commercial agreements. Any event, whether in our existing areas of operation or otherwise, that materially and adversely affects Western’s financial condition, results of operations or cash flows may adversely affect our ability to service our indebtedness or make cash distributions. Accordingly, we are indirectly subject to the operational and business risks of Western, some of which are related to the following:

•
the price volatility of crude oil (including prolonged periods of low crude oil prices that could impact production growth of inland crude oil and reduce the amount of advantaged crude oil available and/or the discount of such crude oil), other feedstocks, refined products and fuel and utility services has had and may have a material adverse effect on Western’s earnings and cash flows;

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
Petroleum refining and marketing is highly competitive. Due to their geographic diversity, larger and more complex refineries, integrated operations and greater resources, some of Western’s competitors may be better able to withstand volatile market conditions, compete on the basis of price, obtain crude oil in times of shortage and bear the economic risk inherent in all phases of the refining industry. The El Paso refinery and the Gallup refinery primarily compete with Valero Energy Corp., Phillips 66 Company, Alon USA Energy, Inc., HollyFrontier Corporation, Tesoro Corporation, Chevron Products Company and Suncor Energy, Inc., as well as refineries in other regions of the country that serve the regions that Western serves through pipelines. Some areas where Western sells refined products are also supplied by various refined product pipelines. Any expansions or additional products supplied by these third-party pipelines could put downward pressure on refined product prices in these areas.
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
Furthermore, conflicts of interest may arise between Western and its affiliates, including our general partner and Western’s controlled subsidiary, Northern Tier, on the one hand, and us and our unitholders, on the other hand. We have no control over Western, our largest source of revenue and our primary customer, and Western may elect to pursue a business strategy that does not favor us and our business.

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
In addition, the actual amount of cash we will have available for distribution will also depend on other factors, some of which are beyond our control, including:

•
the amount of our operating expenses and selling, general and administrative expenses, including our obligation to reimburse Western or our general partner in respect of those expenses, which obligation is not limited in amount under our partnership agreement, omnibus agreement or services agreement;

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
A material reduction in the refining margins at Western could make operating at full capacity uneconomical for Western and would impact the volume of refined and other products that we handle. Refining margins are dependent both upon the price of crude oil or other refinery feedstock and the price of refined and other products. Refining margins historically have been volatile, and are likely to continue to be volatile, as a result of a variety of factors, including fluctuations in the prices of crude oil, other feedstocks, refined products and fuel and utility services. Historically, Western’s refining margins have been positively impacted by the discount of WTI crude oil to Brent crude oil and the discount of WTI Midland crude oil to WTI Cushing crude oil, as the majority of its crude oil purchases are based on pricing tied to WTI Midland. However, the discount of WTI crude oil to Brent crude oil declined to $3.68 per barrel in 2015 from $5.66 per barrel in 2014, and the WTI Midland/Cushing differential averaged a discount of $0.37 per barrel for 2015 compared to $6.92 in 2014. In addition, both the WTI/Brent discount and the WTI Midland/Cushing discount remain volatile, and either or both of these discounts could remain narrow, further decline or invert in the future. We expect continued volatility in crude oil pricing. It is possible that this volatility in crude oil pricing and crack spreads may continue for prolonged periods of time due to numerous factors beyond our and Western's control, including the global supply and demand for crude oil, gasoline and refined and other products. Prolonged periods of low crude oil prices could impact production growth of inland crude oil, which could impact the availability of crude oil and the associated volumes gathered and transported on our logistics systems.
In addition to current market conditions, there are long-term factors that may impact the supply and demand of refined and other products in the United States. These factors include:

•	changes in global and local economic and political conditions;

•	domestic and foreign demand for crude oil and refined products, especially in the U.S., China and India;

•	worldwide political conditions, particularly in significant oil producing regions such as the Middle East, West Africa, Russia and Latin America;

•	political and geopolitical instability or armed conflict in oil producing regions;

•
the level of foreign and domestic production of crude oil and refined products and the level of crude oil, feedstocks and refined products imported into the U.S., that can be impacted by accidents, interruptions in transportation, inclement weather or other events affecting producers and suppliers;

•	U.S. government regulations, including legislation affecting the exportation of domestic crude oil;

•	utilization rates of U.S. refineries;

•	changes in fuel specifications required by environmental and other laws;

•	the ability of the members of the Organization of Petroleum Exporting Countries (“OPEC”) to influence oil prices and production controls;

•	commodities speculation;

•	development and marketing of alternative and competing fuels;

•	pricing and other actions taken by competitors that impact the market;

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
Our substantial dependence on the El Paso refinery and the Gallup refinery as well as the lack of diversification of our assets and geographic locations could adversely affect our ability to service our indebtedness.
We believe that a significant portion of our revenues for the foreseeable future will be derived from operations supporting the El Paso refinery and the Gallup refinery. Any event that renders either refinery temporarily or permanently unavailable or that temporarily or permanently reduces rates at either refinery could have a material adverse effect on our financial condition, results of operations, cash flows and ability to service our indebtedness.
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
The volume of crude oil that we gather and transport on our pipeline systems and the volume of refined and other products that we distribute at our terminals depends on the volume of refined and other products produced at Western’s refineries. Western continually contracts with third-party crude oil suppliers to maintain a sufficient supply of crude oil for production at their refineries. In order to maintain or increase refined and other product production levels at their refineries, Western must continually contract for new crude oil supplies at a greater rate than the rate of decline in Western’s current supplies. A decline in available crude oil to Western’s refineries could result in an overall decline in volumes of refined and other products produced by Western’s refineries. If the volume of attractively-priced, high-quality crude oil available to Western’s refineries is materially reduced for a prolonged period of time, including due to decreased production activity resulting from recent periods of depressed crude oil prices, the volume of crude oil gathered and transported by our pipeline systems and the volume of refined and other products distributed by our terminals and the related fees for those services, could be materially reduced which could adversely affect our financial condition, results of operations, cash flows and ability to service our indebtedness.
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
We have historically provided pipeline, gathering, transportation, terminalling and storage services to third parties on only a limited basis. We can provide no assurance that we will be able to attract any material third-party service opportunities, and we are currently restricted from doing so under our commercial agreements with Western in circumstances where it would inhibit our ability to provide services to Western except where such restriction will be contrary to or in violation of FERC regulations. Our efforts to attract new unaffiliated customers may be adversely affected by our relationship with Western, our desire to principally provide services pursuant to fee-based contracts and, with respect to the pipeline systems, Western’s operational requirements at its refineries that rely upon our pipeline and gathering systems to supply a significant portion of their crude oil requirements and that we expect to continue to utilize a significant portion of the available capacity of the current pipeline systems for transportation of crude oil to Western’s refineries. Our potential customers may prefer to obtain services under other forms of contractual arrangements under which we would be required to assume direct commodity exposure. In addition, we will need to establish a reputation among our potential customer base for providing high-quality service in order to successfully attract unaffiliated third parties.
Our and Western’s expansion of existing assets and development of new assets may not result in revenue increases and will be subject to risks associated with crude oil production and regulatory, environmental, political, legal and economic risks, which could adversely affect our operations and financial condition.
A portion of our strategy to grow and increase distributions to our unitholders is dependent on projected increased crude oil production in our existing areas of operation and on our or Western’s ability to expand existing assets and to develop additional assets. There can be no assurance that expected crude oil production increases will occur in the future or that crude oil production in our existing areas of operations will not decline in the future. Recently, oil and natural gas prices have declined significantly. Prices for WTI light sweet crude oil declined from $59.81 per barrel in June 2015 to $37.36 per barrel in December 2015 to $29.64 as of February 19, 2016. A further or extended decline in crude oil prices could lead to a decline in drilling activity and production, which could impact the availability of crude oil and the associated volumes gathered and transported on our logistics systems. Additionally, drilling activities by third parties as well as the construction of a new pipeline or terminal or the expansion of an existing pipeline or terminal, such as by adding horsepower or pump stations, increasing storage capacity or otherwise, involves numerous regulatory, environmental, political, legal and economic uncertainties, most of which are beyond our control.
If we or Western undertake these projects, they may not be completed on schedule, completed at all or completed at the budgeted cost. Moreover, we may not receive sufficient long-term contractual commitments from customers to provide the revenue needed to support such projects and we may be unable to negotiate acceptable interconnection agreements with third-party pipelines to provide destinations for increased throughput. Even if we receive such commitments or make such interconnections, we may not realize an increase in revenue for an extended period of time. For instance, we may develop facilities to capture anticipated future growth in production in a region in which such growth does not materialize. Moreover, if we build a new pipeline, the construction will occur over an extended period of time and we will not receive any material increases in revenues until after completion of the project. As a result, new facilities may not be able to attract enough throughput to achieve our expected investment return, which could adversely affect our financial condition, results of operations and our ability to service our indebtedness.
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
Western is dependent upon connections to third-party pipelines to transport refined and other products to certain of our terminals and to ship crude oil through certain of our pipelines. For example, the El Paso refinery is dependent on a pipeline owned by a subsidiary of Kinder Morgan for the delivery of all of its crude oil. Any reduction of capacities of these interconnecting pipelines due to testing, line repair, reduced operating pressures, retirement or abandonment of facilities or other causes could result in reduced volumes of refined and other products distributed through our terminals and shipments of crude oil through our pipelines. Similarly, if additional shippers begin transporting volumes of refined and other products or crude oil over interconnecting pipelines, the allocations to Western and other existing shippers on these pipelines could be reduced, which could also reduce volumes distributed through our terminals or transported through our pipelines. Allocation reductions of this nature are not infrequent and are beyond our control. Any significant reduction in volumes would adversely affect our revenues and cash flow and our ability to service our indebtedness.
We could incur substantial costs or disruptions in our business if we cannot obtain or maintain necessary permits and authorizations or otherwise comply with health, safety, environmental and other laws and regulations.
Our operations require numerous permits and authorizations under various laws and regulations, including environmental and worker health and safety laws and regulations. These authorizations and permits are subject to revocation, renewal or modification and can require operational changes that may involve significant costs to limit impacts or potential impacts on the environment and/or health and safety. A violation of these authorization or permit conditions or other legal or regulatory requirements could result in substantial fines, criminal sanctions, permit revocations and injunctions prohibiting our operations. In addition, major modifications of our operations could require modifications to our existing permits or expensive upgrades to our existing pollution control equipment that could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We do not own all of the land on which our pipelines, terminals and other assets are located, which could result in disruptions to our operations.
We do not own all of the land on which our pipelines, terminals and other assets are located, and we are, therefore, subject to the possibility of more onerous terms and increased costs to continue to use this land. Our pipeline rights-of-way and leases expire after a specific period of time. Our loss of these rights-of-way or leases could have a material adverse effect on our business, results of operations, financial condition and ability to service our indebtedness.
Severe weather could interrupt the supply of some of Western’s feedstock and our wholesale and logistics operations.
Crude oil supplies for the El Paso refinery and the Gallup refinery come from the Permian Basin in Texas and New Mexico, and therefore are not generally subject to interruption from hurricanes. However, due to severe weather or other factors, if there is an interruption to Western’s supply of feedstock for the El Paso refinery and the Gallup refinery for a prolonged period of time, the volume of crude oil gathered and transported by our pipeline systems and the volume of refined and other products distributed by our terminals, and the related fees for those services, could be materially reduced. In addition, severe weather could interrupt our wholesale and logistics operations. If severe weather or other factors were to impact the supply of some of Western’s feedstock or our wholesale and logistics operations, our financial condition, results of operations, cash flows and ability to service our indebtedness may be adversely effected.
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
As of December 31, 2015, we had long-term debt of $437.5 million. Any of these factors could result in a material adverse effect on our business, financial condition, results of operations and business prospects.
Our ability to service our debt will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our control. If our operating results are not sufficient to service our notes or any future indebtedness, we will be forced to take actions such as reducing distributions, reducing or delaying our business activities, acquisitions, organic growth projects, investments or capital expenditures, selling assets or issuing equity. We may not be able to affect any of these actions on satisfactory terms, or at all.
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
Western must devote a portion of its cash flows from operating activities to service its indebtedness, and therefore cash flows may not be available for use in pursuing its growth strategy. Furthermore, a higher level of indebtedness at Western in the future, including increased indebtedness due to its pending acquisition of Northern Tier, increases the risk that it may default on its obligations to us under each of our commercial agreements. Western may incur additional indebtedness in the future which could further impact Western’s ability to pursue its growth strategy with respect to its logistics operations.
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
Our assets and operations involve the transportation, terminalling and storage of crude oil and refined and other products, which is subject to increasingly stringent federal, state and local laws and regulations governing operational safety and the discharge of materials into the environment. Environmental laws can result in the imposition of strict, joint and several liability for pollution in some instances. Our business of transporting, terminalling and storing crude oil and refined and other products involves the risk that crude oil, refined and other products and other hydrocarbons may gradually or suddenly be released into the environment. We also own or lease a number of properties that have been used to store or distribute crude oil and refined and other products for many years and hazardous substances, wastes or petroleum hydrocarbons may have been released on, under or from the properties owned or leased by us, or on, under or from other locations, including off-site locations where such substances have been taken for recycling or disposal. In addition, many of these properties have been operated by third parties whose handling, disposal or release of hydrocarbons and other wastes were not under our control. To the extent not covered by insurance or an indemnity, responding to the release of regulated substances into the environment may cause us to incur potentially material expenditures related to response actions, remediation costs, government penalties, natural resources damages, personal injury or property damage claims from third parties and business interruption.
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
We could incur potentially significant additional expenses should we determine that any of our assets are not in compliance with applicable laws and regulations. Our failure to comply with these or any other environmental or safety-related regulations could result in the assessment of administrative, civil or criminal penalties, the imposition of investigatory and remedial liabilities and the issuance of injunctions that may subject us to additional operational constraints or prohibit operations altogether. Any such penalties or liability could have a material adverse effect on our business, financial condition or results of operations.
Our pipeline systems are subject to stringent environmental regulations governing spills and releases that could require us to make substantial expenditures.
Transportation of crude oil and refined and other products involves inherent risks of spills and releases from our facilities, and can subject us to various federal and state laws governing spills and releases, including reporting and remediation obligations. The costs associated with such obligations can be substantial, as can costs associated with related enforcement matters, including possible fines and penalties. Transportation of such products over water or proximate to navigable water bodies involves inherent risks, including risks of spills, which could lead to the assessment of penalties, response costs and natural resource damages under the Oil Pollution Act. In addition, the Oil Pollution Act requires us to prepare a facility response plan identifying the personnel and equipment necessary to remove to the maximum extent practicable a “worst case discharge.” Some of our facilities are required to maintain such facility response plans. To meet this requirement, we and Western have contracted with various spill response service companies in the areas in which we transport or store crude oil and refined and other products. However, these companies may not be able to adequately contain a “worst case discharge” in all instances, and we cannot ensure that all of their services would be available for our or Western’s use at any given time. Many factors that could inhibit the availability of these service providers include, but are not limited to, weather conditions, governmental regulations or other global events. In these and other cases, we may be subject to liability in connection with the discharge of crude oil or products into navigable waters.
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
A significant percentage of the crude oil production in our existing areas of operation is being developed from unconventional sources, such as shale, using hydraulic fracturing. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into the formation to stimulate production. A number of federal agencies, including the EPA and the U.S. Department of Energy, are analyzing, or have been requested to review, a variety of environmental issues associated with shale development, including hydraulic fracturing. In addition, the EPA has asserted federal regulatory authority over hydraulic fracturing activities under the Safe Drinking Water Act’s Underground Injection Control Program and under the Toxic Substances Control Act of 1976 and in September 2015 issued proposed rules regulating methane emissions from oil and natural gas completion operations, which rules are expected to be finalized in the spring of 2016. Further, some states and municipalities have adopted and other states and municipalities are considering adopting, regulations prohibiting hydraulic fracturing in certain areas or imposing more stringent disclosure. At the same time, certain environmental groups have suggested that additional laws may be needed to more closely and uniformly regulate the hydraulic fracturing process and legislation has been proposed by some members of Congress to provide for such regulation. We cannot predict whether any such legislation will ever be enacted and if so, what its provisions would be. If additional levels of regulation are imposed at the federal, state or local level, this could result in corresponding delays, increased operating costs and process prohibitions for crude oil producers and potentially reduce throughput on our systems, which could materially adversely affect our revenues, results of operations and ability to service our indebtedness.
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
PHMSA regularly revises its pipeline safety regulations. For example, in March of 2015, PHMSA finalized new rules applicable to hazardous liquid pipelines that, among other changes, impose new post-construction inspections, welding, gas component pressure testing requirements, as well as requirements for calculating pressure reductions for immediate repairs on liquid pipelines. In October 2015, PHMSA proposed new regulations for hazardous liquid pipelines that would significantly extend and expand the reach of certain PHMSA integrity management requirements (i.e., periodic assessments, repairs and leak detection), regardless of the pipeline's proximity to a high consequence area. The proposal also requires new reporting requirements for certain unregulated pipelines, including all gathering lines. Additional future regulatory action expanding PHMSA jurisdiction and imposing stricter integrity management is likely. For example, in December 2015, the Senate Commerce Committee approved legislation that, among other things, requires PHMSA to conduct an assessment of its inspections process and integrity management programs for natural gas and hazardous liquid pipelines. The legislation would also require PHMSA to prioritize various rulemakings required by the 2011 Pipeline Safety Act and propose and finalize the rules mandated by the act. If enacted, this legislation could result in PHMSA proposing additional integrity management requirements for our pipelines. At this time, we cannot predict the cost of such requirements, but they could be significant.
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
The EPA has recently adopted and implemented regulations to restrict emissions of greenhouse gases under certain provisions of the federal Clean Air Act. One of the rules adopted by the EPA requires, in certain circumstances, permitting of certain emissions of greenhouse gases from certain large stationary sources, such as refineries. A number of legal challenges have been presented regarding these proposed greenhouse gas regulations but no legal limitations on the EPA implementing these rules has occurred to date. The EPA has also adopted rules requiring certain sources in the oil and natural gas industry to report greenhouse gas emissions on an annual basis. Recently, the EPA finalized revisions to its greenhouse gas reporting program, which add reporting requirements for greenhouse gas emissions from gathering systems and certain transmission pipelines. In August 2015, the EPA proposed a suite of requirements and draft guidance related to the reduction in methane emissions from certain equipment and processes in the oil and natural gas sector applicable to production, processing, transmission and storage activities, including proposed requirements for fugitive emissions of methane and new leak detection and repair requirements. PHMSA is also expected to propose additional requirements to control methane emissions in the near future; however, we cannot predict what these requirements will be or their potential impact on our operations at this time.
Further, from time to time, the U.S. Congress has considered legislation related to the reduction of greenhouse gases through “cap and trade” programs, and a number of state and regional efforts have emerged that are aimed at tracking and/or reducing greenhouse emissions by means of cap and trade programs. Various states have also proposed and/or enacted Low Carbon Fuel Standards intended to reduce carbon intensity in transportation fuels. To the extent these EPA rules and regulations continue to be implemented or other legislation related to the control of greenhouse gas emissions is enacted by federal or state governments, our operating costs, including capital expenditures, will increase and additional operating restrictions could be imposed on our business; all of which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Such regulations could also decrease demand for petroleum products and potentially reduce throughput on our systems, which would materially adversely affect our revenues and results of operations. Finally, some scientists have concluded that increasing concentrations of greenhouse gases in the earth’s atmosphere may produce climate changes that may have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climatic events, which if any such event were to occur, it may have a material adverse effect on our business.

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
Our Main 12-inch pipeline, West 10-inch pipeline, East 10-inch pipeline, San Juan 6-inch pipeline, West 6-inch pipeline, TexNew Mex 16-inch Pipeline segment, East 6-inch pipeline, Wingate 4-inch NGL pipeline and Riverbend 4-inch gathering pipeline provide services that may be subject to regulation by the Federal Energy Regulatory Commission (“FERC”), under the Interstate Commerce Act (“ICA”) and the Energy Policy Act (the “EPAct 1992”), and/or state regulators. The FERC uses prescribed rate methodologies for developing regulated tariff rates for interstate oil and product pipelines. Our tariff rates approved by the FERC may not recover all of our costs of providing services. In addition, changes to the FERC’s approved rate methodologies, or challenges to our application of an approved methodology, could also adversely affect our rates.
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
We are managed and operated by Western Refining Logistics GP, LLC, our general partner. We directly employed 562 employees through our wholesale subsidiary. Through our general partner's affiliates' we have 218 full-time employees as well as other employees who may provide services to us from time to time, all of whom are seconded to us pursuant to our services agreement with Western. These seconded employees provide operating, maintenance and other services under our direction, supervision and control with respect to the assets that our pipeline and terminalling subsidiaries own and operate. Other Western employees also may provide services to us from time to time.
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
Risks Related to Our Partnership Structure
Western owns an approximate 66.4% limited partner interest in us and controls our general partner, which has sole responsibility for conducting our business and managing our operations. Our general partner and its affiliates, including Western, may have conflicts of interest with us and limited duties to us and may favor their own interests to the detriment of our unitholders.
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
The unitholders will initially be unable to remove our general partner without its consent because our general partner and its affiliates own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding units voting together as a single class is required to remove the general partner. As of February 19, 2016, our general partner and its affiliates own a 66.4% limited partner interest in us. Also, if our general partner is removed without cause during the subordination period and units held by our general partner and its affiliates are not voted in favor of that removal, all remaining subordinated units will automatically convert into common units and any existing arrearages on our common units will be extinguished. A removal of our general partner under these circumstances would adversely affect our common units by prematurely eliminating their distribution and liquidation preference over our subordinated units, which would otherwise have continued until we had met certain distribution and performance tests. Cause is narrowly defined to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding the general partner liable for actual fraud or willful or wanton misconduct in its capacity as our general partner. Cause does not include most cases of charges of poor management of the business.
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
Upon the conversion of our subordinated units into common units, any shortfall in the payment of the minimum quarterly distribution will be borne by our common unitholders.
Western currently owns all 22,811,000 of our subordinated units representing a 48.2% limited partner interest in us. The principal difference between our common units and subordinated units is that in any quarter during the subordination period, holders of the subordinated units are not entitled to receive any distribution until the common units have received the minimum quarterly distribution plus any arrearages in the payment of the minimum quarterly distribution from prior quarters. Subordinated units do not accrue arrearages.
Pursuant to the terms of our partnership agreement, however, the subordination period will end on the first business day after we have earned and paid distributions of available cash of at least $1.15 (the minimum quarterly distribution on an annualized basis) on each outstanding common and subordinated unit for each of the three consecutive, non-overlapping four-quarter periods ending on or after September 30, 2016. If we continue to satisfy these distribution requirements, we expect the subordination period to end on the date of our distribution to unitholders with respect to the quarter ending September 30, 2016. When the subordination period ends, all subordinated units will convert into common units on a one-for-one basis, and thereafter common units will no longer be entitled to arrearages. At such time, any shortfall in the payment of the minimum quarterly distribution will be borne by our common unitholders, including Western.
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
All of the subordinated units will convert into common units at the end of the subordination period, which may be as early as the payment date for our distribution with respect to the quarter ending September 30, 2016. Additionally, we have agreed to provide Western with certain registration rights. The sale of these units could have an adverse impact on the price of the common units or on any trading market that may develop.
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
At the state level, were we to be subject to federal income tax, we would also be subject to the income tax provisions of many states. Moreover, because of widespread state budget deficits and other reasons, several states are evaluating ways to independently subject partnerships to entity-level taxation through the imposition of state income taxes, franchise taxes and other forms of taxation. For example, we are required to pay Texas margin tax on our gross income apportioned to Texas. Imposition of any additional such taxes on us or an increase in the existing tax rates would reduce the cash available for distribution to our unitholders.
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

If the IRS were to contest the federal income tax positions we take, it may adversely impact the market for our common units, and the costs of any such contest would reduce cash available for distribution to our unitholders. Recently enacted legislation alters the procedures for assessing and collecting taxes due for taxable years beginning after December 31, 2017, in a manner that could substantially reduce cash available for distribution.
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
Recently enacted legislation applicable to us for taxable years beginning after December 31, 2017, alters the procedures for auditing large partnerships and also alters the procedures for assessing and collecting taxes due (including applicable penalties and interest) as a result of an audit. Under the new rules, unless we are eligible to do, and do, elect to issue revised Schedule K-1 to our partners with respect to an audited and adjusted return, the IRS may assess and collect taxes (including any applicable penalties and interest) directly from us in the year in which the audit is completed. If we are required to pay taxes, penalties and interest as a result of audit adjustments, cash available for distribution to our unitholders may be substantially reduced. In addition, because payment would be due for the taxable year in which the audit is completed, unitholders during that taxable year would bear the expense of the adjustment even if they were not unitholders during the audited taxable year.
Even if you do not receive any cash distributions from us, you will be required to pay taxes on your share of our taxable income.
You will be required to pay federal income taxes and, in some cases, state and local income taxes, on your share of our taxable income, whether or not you receive cash distributions from us. For example, if we sell assets and use the proceeds to repay existing debt or fund capital expenditures, you may be allocated taxable income and gain resulting from the sale and our cash available for distribution would not increase. Similarly, taking advantage of opportunities to reduce our existing debt, such as debt exchanges, debt repurchases, or modifications of our existing debt could result in "cancellation of indebtedness income" being allocated to our unitholders as taxable income without any increase in our cash available for distribution. You may not receive cash distributions from us equal to your share of our taxable income or even equal to the actual tax due from you with respect to that income.
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
A substantial portion of the amount realized from the sale of your units, whether or not representing gain, may be taxed as ordinary income to you due to potential recapture items, including depreciation recapture. Thus, you may recognize both ordinary income and capital loss from the sale of your units if the amount realized on a sale of your units is less than your adjusted basis in the units. Net capital loss may only offset capital gains and, in the case of individuals, up to $3,000 of ordinary income per year. In the taxable period in which you sell your units, you may recognize ordinary income from our allocations of income and gain to you prior to the sale and from recapture items that generally cannot be offset by any capital loss recognized upon the sale of units.
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
We will prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. Although simplifying conventions are contemplated by the Internal Revenue Code and most publicly traded partnerships use similar simplifying conventions, the use of this method may not be permitted under existing and proposed Treasury Regulations promulgated under the Internal Revenue Code. The U.S. Department of the Treasury recently adopted final Treasury Regulations allowing a similar monthly simplifying convention for taxable years beginning on or after August 3, 2015. However, such regulations do not specifically authorize the use of the proration method we have adopted for our 2015 taxable year and may not specifically authorize all aspects of our proration method thereafter. If the IRS were to challenge our proration method, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.
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

Unit Price and Cash Distributions
Our common units represent limited partner interests in us that entitle the holders to the rights and privileges specified in our partnership agreement. Our common units trade on the NYSE under the symbol "WNRL." As of December 31, 2015, Western and its subsidiaries owned 8,579,623 of our common units and 22,811,000 of our subordinated units that together constituted a 66.4% limited partner interest in us. As of December 31, 2015, Western and its subsidiaries also held 80,000 TexNew Mex Units. The public owns the remaining 15,866,761 common units. As of February 19, 2016, we had five holders of record of our common units. One subsidiary of Western holds all of our subordinated units and is the only holder of record of subordinated units.

The following table sets forth the range of the daily high and low sales prices per common unit and cash distributions to common and subordinated unitholders for the period presented:

Period	High	Low	Quarterly Cash Distribution per Unit	Distribution Date	Record Date
2015:
First quarter	$31.42	$25.40	$0.3325	2/23/2015	2/13/2015
Second quarter	32.70	27.67	0.3475	5/26/2015	5/15/2015
Third quarter	30.65	18.43	0.3650	8/24/2015	8/14/2015
Fourth quarter	26.94	18.48	0.3825	11/23/2015	11/13/2015
2014:
First quarter	$32.50	$25.56	$0.2407	2/24/2014	2/14/2014
Second quarter	35.70	29.90	0.2975	5/26/2014	5/16/2014
Third quarter	36.50	30.55	0.3075	8/25/2014	8/15/2014
Fourth quarter	35.65	25.79	0.3175	11/24/2014	11/14/2014
During the year ended December 31, 2015, we made incentive distribution right payments of $1.1 million to our General Partner. We made no incentive distribution right payments to our General Partner prior to 2015. Refer to Note 15, Equity, for further information regarding incentive distribution rights.
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
The subordination period will end on the first business day after we have earned and paid distributions of available cash of at least (1) $1.15 (the minimum quarterly distribution on an annualized basis) on each outstanding common and subordinated unit for each of three consecutive, non-overlapping four-quarter periods ending on or after September 30, 2016, or (2) $1.725 (150% of the annualized minimum quarterly distribution) on each outstanding common and subordinated unit and the related distributions on the incentive distribution rights for any four-quarter period ending on or after September 30, 2014, in each case provided there are no arrearages in the payment of the minimum quarterly distributions on our common units at that time. In addition, if the unitholders remove our general partner other than for cause: (1) the subordinated units held by any person will immediately and automatically convert into common units on a one-for-one basis, provided (a) neither such person nor any of its affiliates voted any of its units in favor of the removal and (b) such person is not an affiliate of the successor general partner; and (2) if all subordinated units convert pursuant to the foregoing, all cumulative common unit arrearages on the common units will be extinguished and the subordination period will end.
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
The following table illustrates the percentage allocations of available cash from our operating surplus between the unitholders and our general partner (as the holder of our incentive distribution rights) based on the specified target distribution levels subject to the preferential distributions, if any, on the TexMex New Units. The amounts set forth under the column heading "Marginal Percentage Interest in Distributions" are the percentage interests of our general partner and the unitholders in any available cash from operating surplus we distribute up to and including the corresponding amount in the column "Total Quarterly Distribution per Unit Target Amount." The percentage interests shown for our unitholders and our general partner for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution. The percentage interests set forth below assume our general partner has not transferred its incentive distribution rights and there are no arrearages on common units.

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
On October 15, 2014, WNRL issued 1,160,092 of its common units to Western in connection with the assets acquired in the Wholesale Acquisition. On October 30, 2015, WNRL issued 421,031 of its common units and 80,000 TexNew Mex Units to a wholly-owned subsidiary of Western as partial consideration for the assets acquired in the TexNew Mex Pipeline Acquisition. The issuance of common units and TexNew Mex Units to Western was exempt from registration pursuant to the Securities Act by virtue of Section 4(a)(2) as a transaction not involving any public offering.
Issuance of TexNew Mex Units
The Second A&R Partnership Agreement sets forth the rights, preferences and obligations of the TexNew Mex Units. The TexNew Mex Units are generally entitled to participate in 80% of the economics attributable to the TexNew Mex Shared Segment resulting from crude oil throughput on the TexNew Mex Pipeline above the 13,000 bpd contemplated by the commitment in the Amendment to Pipeline Agreement. To the extent there is sufficient available cash from operating surplus under the Second A&R Partnership Agreement, the holder of the TexNew Mex Units will be entitled to receive a distribution equal to 80% of the excess of TexNew Mex Shared Segment Distributable Cash Flow over the TexNew Mex Base Amount. The TexNew Mex Unit distributions are preferential to all other unit holder distributions.
Holders of TexNew Mex Units will generally not have voting rights, except for limited voting rights related to amendments to the rights of the TexNew Mex Units, the issuance of partnership securities senior to the TexNew Mex Units or additional TexNew Mex Units, the sale of the TexNew Mex Pipeline, and the reservation by the Partnership of any distribution amounts to which the holders of TexNew Mex Units would otherwise be entitled.
The TexNew Mex Units are perpetual and have no rights of redemption or of conversion. No holder of any TexNew Mex Unit may transfer any or all of the TexNew Mex Units held by such holder without the prior written approval of the General Partner, unless the transfer either is to an affiliate of the holder or is to any person who is, or will be substantially concurrently with the completion of the transfer, an affiliate of the General Partner.

Item 6.	Selected Financial Data
The following tables set forth certain selected consolidated financial data as of and for each of the five years in the period ended December 31, 2015. See the section titled Explanatory Note on page 1 of this annual report for a detailed explanation of the series of transactions that led to our current, retrospectively adjusted, presentation of the Predecessor, WNRL Predecessor and WNRL.
The information presented below should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included in Item 8. Financial Statements and Supplementary Data.

	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011
				Predecessor	Predecessor
	(In thousands, except per unit data)
Statement of Operations Data
Total revenues (1)	$2,599,867	$3,501,888	$3,407,128	$3,474,920	$3,225,322
Total operating costs and expenses	2,513,154	3,431,593	3,449,588	3,525,408	3,251,410
Operating income (loss)	86,713	70,295	(42,460)	(50,488)	(26,088)

Net income (loss)	63,625	67,596	(42,727)	$(50,214)	$(35,406)
Less net income (loss) attributable to General Partner	1,052	14,604	(51,255)
Net income attributable to limited partners	$62,573	$52,992	$8,528

Net income per limited partner unit:
Common - basic	$1.31	$1.16	$0.19
Common - diluted	1.30	1.15	0.19
Subordinated - basic and diluted	1.30	1.15	0.19

Weighted average limited partner units outstanding:
Common - basic	24,084	23,059	22,811
Common - diluted	24,099	23,107	22,813
Subordinated - basic and diluted	22,811	22,811	22,811

Distribution per common and subordinated unit (2)	$1.4875	$1.2550	$0.2407

	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011
				Predecessor	Predecessor
	(In thousands)
Other Data
EBITDA (3)	$106,662	$70,330	$11,598	$—	$—
Distributable cash flow (3)	78,631	66,127	13,146	—	—
Balance Sheet Data (at end of period)
Cash and cash equivalents	$44,605	$54,298	$84,004	$5	$4
Property, plant and equipment, net	321,251	291,650	226,029	158,080	143,204
Total assets	500,951	489,782	357,487	185,462	187,375
Total debt	437,467	267,016	—	—	—
Total liabilities	569,374	410,565	13,056	6,480	114,452
Division equity	—	106,311	111,079	178,982	72,923
Partners' capital	(68,423)	(27,094)	233,352	—	—
Total liabilities, division equity and partners' capital	500,951	489,782	357,487	185,462	187,375

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

(3)
We define EBITDA as earnings before interest expense and other financing costs, provision for income taxes and depreciation and amortization. We define Distributable Cash Flow as EBITDA plus the change in deferred revenues, less debt interest accruals, income taxes paid, maintenance capital expenditures and distributions declared on our TexNew Mex units.

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
The calculation of EBITDA and Distributable Cash Flow includes the results of operations for the period subsequent to the Offering, the results of operations for the wholesale segment for the period subsequent to the Wholesale Acquisition and the results of the TexNew Mex Pipeline System subsequent to the TexNew Mex Pipeline Acquisition.
The reconciliation of Distributable Cash Flow to EBITDA for the year ended December 31, 2015, includes interest accruals related to the 2023 WNRL Senior Notes and Revolving Credit Facility. Prior to 2015, we calculated Distributable Cash Flows using cash interest paid. The reconciliation also includes cash distributions declared on our TexNew Mex units beginning as of the fourth quarter of 2015 following the TexNew Mex Pipeline Acquisition.
The following table reconciles net income attributable to limited partners to EBITDA and Distributable Cash Flow for the years ended December 31, 2015 and 2014 and for the period from October 16, 2013 through December 31, 2013:

	Period Ended
	December 31, 2015	December 31, 2014	December 31, 2013
	(In thousands)
Net income attributable to limited partners	$62,573	$52,992	$8,528
Interest expense and other financing costs	23,107	2,359	299
Provision for income taxes	47	459	95
Depreciation and amortization	20,935	14,520	2,676
EBITDA	106,662	70,330	11,598

Change in deferred revenues	3,351	4,190	2,589
Interest expense	(21,836)	(1,837)	(190)
Income taxes paid	(456)	(1)	—
Maintenance capital expenditures	(9,562)	(6,555)	(851)
Distributions on TexNew Mex Units	(310)	—	—
Proceeds from asset sale to affiliate	782	—	—
Distributable cash flow	$78,631	$66,127	$13,146

Minimum annual distribution	$53,978	$52,802	$—

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
A significant portion of our wholesale fuel sales and all of our lubricants sales are to third-party customers. We purchase substantially all of our fuel from Western on the same day that we sell it, which minimizes our exposure to commodity price fluctuations. The margins we earn on these sales are dependent on a number of factors that are outside of our control, including the overall supply of refined products and lubricants as well as the demand for these products by our customers. Among other circumstances, the margins we earn through these activities would likely be adversely impacted in the event of excess supply of refined products or lubricants and corresponding customer demand that is below historical norms. These supply and demand dynamics are subject to day-to-day variability and may result in volatility in the margins that our wholesale business achieves. Extended periods of market conditions that result in our earning margins that are lower than anticipated could adversely affect our financial condition, results of operations and cash flows.
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

•
Revenues reported by WRW prior to the Wholesale Acquisition related to its wholesale operations were for sales primarily to third parties and included zero margin sales to Western’s retail business. Revenues and related margins from third-party sales were somewhat sensitive to market prices and demand for related commodities. Our wholesale operations continue to include sales to third parties and also provide for contractual margins on our sales to Western’s retail business. Our wholesale sales are less sensitive to related commodity pricing due to our contractual agreements with Western. However, such sales continue to be sensitive to market demand for our products. Our wholesale revenues also include transportation fees for both refined product and crude oil that were previously not reported as they were considered to be intercompany charges to Western and were not reported by our Predecessor.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses included direct and indirect charges for the management and operation of our logistics assets and certain expenses allocated by Western for general corporate services, such as treasury, accounting and legal services. These expenses were charged or allocated to us based on the nature of the expenses and our proportionate share of employee time and headcount. Following the closing of the Offering and the Wholesale Acquisition, under our omnibus and services agreements, Western has continued to charge us a combination of direct and allocated charges for administrative and operational services that was comparable to those charged to the Predecessor for 2013 and 2012.
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
Delaware Basin System. The approximately 39 miles of the Main 12‑inch and the East 10-inch pipelines included in the Delaware Basin System were placed into service in July 2013. The West 10-inch pipeline was placed into service in August 2013. The addition of these assets coupled with increased throughput activity on the Delaware Basin System have increased our volume statistics year over year. The Delaware Basin System is designed to handle up to 154,000 bpd, comprised of a mainline capacity of 100,000 bpd and truck unloading capacity of 54,000 bpd.
Assets Retained by Western. The WNRL Predecessor’s historical results of operations include revenues, expenses and other items related to Western’s Jal NGL Terminal assets that were retained by Western and not contributed to us in connection with the Offering.

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
Wholesale Volumes and Margins. Revenues, earnings and cash flows from our wholesale business are primarily affected by sales volumes and margins for gasoline, diesel fuel and lubricants sold and crude oil trucking volumes. We primarily use fuel margin per gallon and fuel gallons sold to evaluate the operating results of the wholesale segment. Our fuel margin per gallon is not generally correlated with changes in absolute price per gallon. Sales volumes of gasoline, diesel fuel and lubricants are affected primarily by demand and competition. Crude oil trucking volumes can fluctuate based on local production, competition and demand. Refined product margins are equal to the sales price, net of discounts, less total cost of sales and are measured on a cents per gallon basis. Factors that influence margins include local supply, demand and competition, and the impact to margin of our commercial agreements with Western.
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

Results of Operations
A discussion and analysis of our consolidated and operating segment financial data and key operating statistics for the three years ended December 31, 2015, is presented below.

Consolidated

	Year Ended
	December 31,
	2015	2014	2013
	(In thousands, except per unit data)
Revenues:
Fee based:
Affiliate	$203,435	$176,372	$39,377
Third-party	2,771	2,718	1,743
Sales based:
Affiliate	582,888	835,203	843,156
Third-party	1,810,773	2,487,595	2,522,852
Total revenues	2,599,867	3,501,888	3,407,128
Operating costs and expenses:
Cost of products sold:
Affiliate	573,264	871,751	853,447
Third-party	1,734,873	2,373,168	2,426,270
Operating and maintenance expenses	154,267	143,702	135,684
Selling, general and administrative expenses	24,116	22,628	17,672
Loss (gain) and impairments on disposal of assets, net	(278)	157	—
Depreciation and amortization	26,912	20,187	16,515
Total operating costs and expenses	2,513,154	3,431,593	3,449,588
Operating income (loss)	86,713	70,295	(42,460)
Other income (expense):
Interest income	—	4	7
Interest expense and other financing costs	(23,107)	(2,374)	(322)
Other, net	66	130	143
Income (loss) before income taxes	63,672	68,055	(42,632)
Provision for income taxes	(47)	(459)	(95)
Net income (loss)	63,625	67,596	(42,727)
Less net income (loss) attributable to General Partner	1,052	14,604	(51,255)
Net income attributable to limited partners	$62,573	$52,992	$8,528

Net income per limited partner unit:
Common - basic	$1.31	$1.16	$0.19
Common - diluted	1.30	1.15	0.19
Subordinated - basic and diluted	1.30	1.15	0.19

Weighted average limited partner units outstanding:
Common - basic	24,084	23,059	22,811
Common - diluted	24,099	23,107	22,813
Subordinated - basic and diluted	22,811	22,811	22,811

Gross Profit
Gross profit is a function of total revenues, net of excise taxes, less cost of products sold. Gross profit increased $34.8 million from 2014 to 2015. This increase was primarily due to increased fee based revenue in our logistics segment of $23.6 million resulting from increased pipeline utilization and increases to certain pipeline, terminal and other service fee rates over 2014 rates. Also contributing to the increase were higher wholesale fuel margins of $9.9 million and higher truck freight revenue from crude oil gathering activity in the Permian Basin area of $3.5 million. Sales based revenues decreased due to a lower average price per gallon sold by our wholesale segment in 2015 of $1.80 compared to $2.83 for 2014.
Gross profit increased $129.6 million from 2013 to 2014 primarily because, prior to the Offering, our assets were a part of the integrated operations of Western. The Predecessor generally recognized only the costs and did not record revenues associated with the transportation, terminalling or storage services provided to Western on an intercompany basis. Accordingly, the revenues in the Predecessor’s historical consolidated financial statements relate only to amounts received from third parties for these services and minimum amounts required to be recorded for Western for regulatory purposes. Following the closing of the Offering, our revenues were generated by existing third-party contracts and from commercial agreements with Western. The commercial agreements with Western coupled with increased operations generated from our Permian Basin assets resulted in significantly higher revenues following the Offering. Also contributing to the increase was higher wholesale truck freight revenue from crude oil gathering activity in the Permian Basin area of $28.1 million.
Operating and Maintenance Expenses
Operating and maintenance expenses increased from 2014 to 2015 primarily due to increases in our logistic segment ($9.0 million) and our wholesale segment ($1.6 million).
Operating and maintenance expenses increased from 2013 to 2014 primarily due to an increase in our wholesale segment ($11.9 million), partially offset by a decrease in our logistics segment ($3.9 million).
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased from 2014 to 2015 primarily due to increased corporate overhead related to the TexNew Mex Pipeline Acquisition ($1.6 million).
The increase in selling, general and administrative expenses from 2013 to 2014 was primarily due to increased corporate overhead related to the Wholesale Acquisition ($5.8 million).
Depreciation and Amortization
The increase in depreciation and amortization from 2014 to 2015 was primarily due to TexNew Mex Pipeline depreciation and the ongoing expansion of our Delaware Basin logistics system.
The increase in depreciation and amortization from 2013 to 2014 was primarily due to TexNew Mex Pipeline depreciation, the ongoing expansion of our Delaware Basin logistics system and the expansion of our truck fleet.
Interest Expense
The increase in interest expense from 2014 to 2015 was due to the issuance of the $300 million WNRL 2023 Senior Notes and borrowings of $145 million under our Revolving Credit Facility during 2015.
The increase in interest expense from 2013 to 2014 was due to borrowings of $269 million under our Revolving Credit Facility during 2014.

Logistics Segment

	Year Ended
	December 31,
	2015	2014	2013
	(In thousands, except key operating statistics)
Statement of Operations Data:
Fee based revenues:
Affiliate	$161,536	$137,986	$29,086
Third-party	2,771	2,718	1,743
Total revenues	164,307	140,704	30,829
Operating costs and expenses:
Operating and maintenance expenses	77,930	68,980	72,832
General and administrative expenses	2,907	2,359	2,742
Loss and impairments on disposal of assets, net	146	262	—
Depreciation and amortization	22,426	16,294	13,587
Total operating costs and expenses	103,409	87,895	89,161
Operating income (loss)	$60,898	$52,809	$(58,332)
Key Operating Statistics:
Pipeline and gathering (bpd):
Mainline movements (1):
Permian/Delaware Basin system	47,368	24,644	3,258
TexNew Mex system	12,302	—	—
Four Corners system	56,079	45,232	38,091
Gathering (truck offloading):
Permian/Delaware Basin system	23,617	24,166	10,169
Four Corners system	13,438	11,550	8,814
Pipeline Gathering and Injection system:
Permian/Delaware Basin system	5,861	1,525	1,559
Four Corners system	24,490	19,943	22,334
Tank storage capacity (bbls) (2)	669,356	598,057	399,096
Terminalling, transportation and storage:
Shipments into and out of storage (bpd) (includes asphalt)	391,842	381,371	367,208
Terminal storage capacity (bbls) (2)	7,447,391	7,356,348	6,881,964

(1)
Some barrels of crude oil in route to the Gallup refinery and Permian/Delaware Basin are transported on more than one of our mainlines. Mainline movements for the Four Corners and Delaware Basin systems include each barrel transported on each mainline. During the second quarter, we began shipping crude oil from the Four Corners system, through the TexNew Mex Pipeline System, to the Permian/Delaware system. Additional activity resulting from the opening of the TexNew Mex Pipeline System caused us to re-evaluate our method for measuring average Four Corners mainline movements. As such, we have adjusted our 2014 average daily activity on the Four Corners system for consistency with our 2015 method.

(2)	Storage shell capacities represent weighted-average capacities for the periods indicated.

Fee Based Revenues
Our revenues were generated from third-party contracts and commercial agreements with Western. On July 1, 2015, we increased certain pipeline, terminal and other service fee rates over 2014 rates with such increases ranging from 1.9% for terminal, storage and trucking activities to 4.6% for crude oil pipeline shipments based on annual fee escalators included in our Commercial Agreements with Western. These increases collectively accounted for a $2.0 million increase in fee based revenues period over period. In addition, increased utilization of our Permian Basin assets (comprised of an additional 22,724 bpd) resulted in a $10.2 million increase in fees over the prior period and increased volumes handled by our Four Corners system assets (comprised of an additional 10,847 bpd), resulted in a $2.7 million in fees period over period. The TexNew Mex pipeline system, that commenced operations in April 2015, resulted in a $13.7 million increase in fees in 2015 without comparable activity in the prior period. These increases were partially offset by decreased additive sales of $2.9 million.
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
Operating and Maintenance Expenses
Operating and maintenance expenses increased from 2014 to 2015 primarily due to increased employee expenses ($3.8 million), outside support services ($2.0 million) due to in-line inspections of certain pipeline segments and various tank repairs, maintenance expense ($1.6 million) and chemicals expense ($0.8 million) specifically due to chemical additives used in the pipeline transportation process.
Operating and maintenance expenses decreased from 2013 to 2014 primarily due to decreased maintenance expense ($6.3 million), environmental expense ($1.3 million) and outside support services ($1.2 million), partially offset by an increase in employee expense ($4.2 million).
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
Depreciation and Amortization
Depreciation increased due to TexNew Mex Pipeline depreciation and ongoing expansion of our Delaware Basin logistics system.

Wholesale Segment

	Year Ended
	December 31,
	2015	2014	2013
	(In thousands, except key operating statistics)
Statement of Operations Data:
Fee based revenues (1):
Affiliate	$41,899	$38,386	$10,291
Sales based revenues (1):
Affiliate	582,888	835,203	843,156
Third party	1,810,773	2,487,595	2,522,852
Total revenues	2,435,560	3,361,184	3,376,299
Operating costs and expenses:
Cost of products sold:
Affiliate	573,264	871,751	853,447
Third-party	1,734,873	2,373,168	2,426,270
Operating and maintenance expenses	76,337	74,722	62,852
Selling, general and administrative expenses	8,865	9,521	10,012
Gain and impairments on disposal of assets, net	(424)	(105)	—
Depreciation and amortization	4,486	3,893	2,928
Total operating costs and expenses	2,397,401	3,332,950	3,355,509
Operating income	$38,159	$28,234	$20,790
Key Operating Statistics:
Fuel gallons sold (in thousands)	1,237,994	1,147,860	1,073,538
Fuel gallons sold to retail (included in fuel gallons sold, above) (in thousands)	314,604	268,148	254,907
Fuel margin per gallon (2)	$0.030	$0.022	$0.026
Lubricant gallons sold (in thousands)	11,697	12,082	11,793
Lubricant margin per gallon (3)	$0.73	$0.86	$0.89
Crude oil trucking volume (bpd)	45,337	36,314	12,603
Average crude oil revenue per barrel	$2.53	$2.90	$2.24

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

Gross Margin
We primarily use fuel margin per gallon and fuel gallons sold to evaluate the operating results of the wholesale segment. We think this is more applicable than utilizing the absolute price per gallon and cost of product sold since fuel prices can be volatile and our fuel margin per gallon is not generally correlated with changes in absolute price per gallon. Wholesale gross margin increased $11.2 million from 2014 to 2015. Fuel margins accounted for $9.9 million of this increase primarily due to a per gallon increase in fuel margins of approximately $0.008 combined with a 90.1 million gallon increase in total fuel sales. Increased revenue of $3.5 million period over period from crude oil gathering activity by truck also contributed to the increased gross margin, offset by a $1.6 million decrease in margin from lubricant sales.

Wholesale gross margin increased $19.7 million from 2013 to 2014. Increased revenue of $28.1 million period over period from crude oil gathering activity by truck and a 74.3 million gallon increase in fuel sales volume contributed to the increased gross margin, offset by fuel margin decrease of $4.6 million due to a decrease in fuel margins of approximately $0.004 per gallon and a decrease of $0.4 million in margin from lubricant sales. The average fuel per gallon selling price for the period ended December 31, 2014 was $2.83 compared to $3.23 for the period ended December 31, 2013.
Operating and Maintenance Expenses
Operating and maintenance expenses increased from 2014 to 2015 was the result of higher employee expense ($3.9 million) from increased headcount primarily to staff the additions to our truck fleet, increased lease expense ($0.5 million), increased taxes due to vehicle registration ($0.2 million) and increased outside support services ($0.2 million)partially offset by decreased fuel expense for our truck fleet ($3.6 million).
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
Depreciation and Amortization
The increase in depreciation and amortization from 2013 to 2015 was primarily due to the addition of crude oil tanker trailers during the latter half of 2013 and 2014.
Liquidity and Capital Resources
Our Predecessor's sources of liquidity included funding from Western. The Predecessor deposited cash received into Western’s bank accounts and disbursed cash from Western's accounts. The Predecessor's financial statements reflected minimal cash balances. Following the Offering, we maintain bank accounts separate from Western, but Western continues to provide treasury services on our general partner’s behalf under our omnibus agreement. Western retained the working capital of the WNRL Predecessor generated prior to the Offering, those of WRW prior to the Wholesale Acquisition and those of the TexNew Mex Pipeline System prior to the TexNew Mex Pipeline Acquisition, as these balances represented assets and liabilities related to the Predecessor’s assets.
As of December 31, 2015, we had cash and cash equivalents of $44.6 million. Our sources of liquidity include cash generated from operations, borrowings under our Revolving Credit Facility and the issuance of equity or debt securities. On February 11, 2015, we issued the $300.0 million WNRL 2023 Senior Notes and used the proceeds to repay the existing borrowings under our Revolving Credit Facility.
We funded the purchase of the TexNew Mex Pipeline System using $170 million in cash, including borrowings of $145 million under our Revolving Credit Facility and $25 million from cash on hand, the issuance of 421,031 common units representing limited partner interests in WNRL and 80,000 TexNew Mex Units.
We have made no additional borrowings under our Revolving Credit Facility. At December 31, 2015, the Revolving Credit Facility had availability of $154.3 million, net of $0.7 million in outstanding letters of credit. Our Revolving Credit Facility and the indenture governing our WNRL 2023 Senior Notes both contain covenants that limit or restrict our ability to make cash distributions. Under our Revolving Credit Facility, we are permitted to make cash distributions to our equity holders, including our general partner, but only up to the amount of available cash under our partnership agreement and so long as no default exists or will be caused by such distributions. Under the Revolving Credit Facility, we are also required to maintain certain financial ratios, each tested on a quarterly basis for the immediately preceding four quarter period. The indenture governing the WNRL 2023 Senior Notes also prohibits us from making cash distributions to our equity holders, unless no default has occurred or will be caused by such distributions and such distributions are less than the cap amount prescribed in the indenture. See Note 14, Debt, in the Notes to Consolidated Financial Statements for further discussion on our Revolving Credit Facility and WNRL 2023 Senior Notes.
We currently have an effective universal shelf Registration Statement on Form S-3 that provides for the registration and sale of up to $1 billion of our or certain of our subsidiaries' equity or debt securities. We may over time, and subject to market conditions, in one or more offerings, offer and sell any combination of the securities described in the prospectus.
Our minimum quarterly distribution of $0.2875 per unit per quarter, or $1.15 per unit on an annualized basis, aggregates to $13.6 million per quarter and $54.3 million per year based on the current number of common and subordinated units outstanding. We do not have a legal obligation to pay this distribution. Any distributions are subject to compliance with the restrictions of our Revolving Credit Facility.

During the year ended December 31, 2015, we made incentive distribution right payments of $1.1 million to our General Partner. We made no incentive distribution right payments to our General Partner prior to 2015. Refer to Note 15, Equity, in the Notes to Consolidated Financial Statements for further information regarding incentive distribution rights.
The table below summarizes our 2015 quarterly distribution declarations, payments and scheduled payments through February 19, 2016:

Declaration Date	Record Date	Payment Date	Distribution per Common and Subordinated Unit
January 30	February 13	February 23	$0.3325
May 1	May 15	May 26	0.3475
July 31	August 14	August 24	0.3650
October 30	November 13	November 23	0.3825
			$1.4275
On February 1, 2016, our general partner's board of directors declared a quarterly cash distribution of $0.3925 per unit for the fourth quarter of 2015. We paid the distribution on February 26, 2016 to all unitholders of record at the close of market on February 11, 2016.
Cash Flows
The following table sets forth our cash flows for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Net cash provided by (used in) operating activities	$95,804	$114,800	$(36,312)
Net cash used in investing activities	(62,489)	(79,066)	(84,789)
Net cash provided by (used in) financing activities	(43,008)	(65,440)	205,100
Net change in cash and cash equivalents	$(9,693)	$(29,706)	$83,999
The decrease in net cash from operating activities from 2014 to 2015 was primarily the result of the decrease in net income as discussed above offset by changes in our working capital as disclosed in our Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014. The change in trade accounts receivables and accounts payable was directly attributable to the TexNew Mex Pipeline Acquisition and related sales activity. Cash flows provided by operating activities for the year ended December 31, 2015, combined with the issuance of the $300.0 million WNRL 2023 Senior Notes and borrowings from our Revolving Credit Facility of $145.0 million were primarily used to fund the TexNew Mex Pipeline Acquisition, repayment of borrowings under our Revolving Credit Facility, distributions to unitholders, capital expenditures and operating costs.
The increase in net cash from operating activities from 2013 to 2014 was primarily the result of the increase in net income as discussed above offset by changes in our working capital as disclosed in our Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013. The change in working capital was an increase of $33.5 million and was primarily due to changes in trade accounts receivables and accounts payable that were directly attributable to the Wholesale Acquisition and related sales activity. Cash flows provided by operating activities for the year ended December 31, 2014, combined with borrowings from our Revolving Credit Facility of $269.0 million were primarily used to fund the Wholesale Acquisition, distributions to unitholders, capital expenditures and operating costs.
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

The following table presents the total annual expenditures by segment for the last three years:

	2015	2014	2013
	(In thousands)
Logistics (1)	$56,574	$71,304	$73,412
Wholesale (2)	6,421	7,868	11,413
Total	$62,995	$79,172	$84,825

(1)
Capital expenditures in our logistics segment relate to logistics assets acquired from Western and from third parties along with the construction of certain logistics assets in each respective year reported.

(2)	Wholesale capital spending for the period from October 15, 2014 through December 31, 2014 was $2.0 million, primarily related to the truck-terminal improvements made during December.
The following table summarizes the budgeted spending allocation between maintenance and discretionary projects for 2016:

	Logistics	Wholesale	Total
	(In thousands)
Maintenance and regulatory	$13,555	$2,197	$15,752
Discretionary	40,210	1,370	41,580
Total	$53,765	$3,567	$57,332
Contractual Obligations
Information regarding our contractual obligations of the types described below as of December 31, 2015, is set forth in the following table:

	Payments Due by Period
	Totals	2016	2017 and 2018	2019 and 2020	2021 and Beyond
	(In thousands)
Long-term debt obligations (1)	$622,867	$25,763	$195,854	$45,000	$356,250
Operating lease obligations	19,065	7,912	9,314	1,360	479
Storage and distribution services agreement	452	452	—	—	—
Purchase obligations (2)	20,034,184	2,252,022	4,504,044	4,504,044	8,774,074
Total obligations	$20,676,568	$2,286,149	$4,709,212	$4,550,404	$9,130,803

(1)
Includes minimum principal payments and interest calculated using interest rates at December 31, 2015. See Note 14, Debt in the Notes to Consolidated Financial Statements included in this annual report.

(2)
Purchase obligations include agreements to buy a minimum volume per day of refined products from Western. We multiplied the minimum contract volumes by market pricing for gasoline, diesel fuel and feedstocks at December 31, 2015, to estimate the value of these commitments. See Note 22, Related Party Transactions in the Notes to Consolidated Financial Statements included in this annual report.

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
The FERC regulations require, among other things, that rates for interstate pipelines that transport crude oil and refined petroleum products and certain other liquids (collectively referred to as “petroleum pipelines”), be just and reasonable and must not be unduly discriminatory or confer any undue preference upon any shipper. The ICA also requires interstate common carrier petroleum pipelines to file with the FERC and publicly post tariffs stating their interstate transportation rates and terms and conditions of service and apply them uniformly to all shippers. Under the ICA, the FERC or interested persons may challenge existing or changed rates or services. If the FERC determines that a protested rate is unjust and unreasonable, the FERC may order refunds of amounts charged in excess of the just and reasonable rate. The FERC may also order a pipeline to change its rates, and may require a common carrier to pay shippers reparations for damages sustained for a period up to two years prior to the filing of a complaint.
We operate certain segments of our pipeline system pursuant to tariffs filed with the FERC. The FERC or a state commission could investigate our rates on its own initiative or at the urging of a third party. If our rate levels are investigated by the FERC or a state commission, the inquiry could result in a comparison of our rates to those charged by others or to an investigation of our costs. For several segments of our pipeline system, the FERC has granted us a temporary waiver of the filing and reporting requirements. These segments are still subject to the FERC’s jurisdiction under the ICA and we are still subject to the other requirements of the ICA. If the facts upon which the waiver was granted change materially (for example, if an unaffiliated third party seeks access to our pipelines), we are required to inform the FERC, which may result in revocation of the waiver.
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
Seasonality
The crude oil, refined product and asphalt throughput in our pipelines and terminals and crude oil trucking volume are directly affected by the level of supply and demand for crude oil, refined products and asphalt in the markets served directly or indirectly by our assets. However, many effects of seasonality on our revenues will be substantially mitigated through our fee based commercial agreements with Western that include minimum monthly volume commitments.
Item 7A. Qualitative and Quantitative Disclosures about Market Risk
Market risk is the risk of loss arising from adverse changes in interest rates, exchange rates and commodity prices. We currently operate only in the United States and are therefore not exposed to foreign currency exchange rate risk. We have minimal direct exposure to risks associated with fluctuating commodity prices as it relates to our logistics business. We do not own the refined product or crude oil that is shipped through our pipelines, distributed through our terminals or held in our logistics storage facilities. Certain of our pipeline tariffs include a contractual loss allowance, calculated as a percentage of throughput volume multiplied by the quoted market price of the commodity being shipped. This loss allowance, which comprised 1.7%, 3.4% and 1.4% of total logistics revenues for the years ended December 31, 2015, 2014 and 2013, respectively, is more volatile than tariffs and terminalling fees, as it depends on and fluctuates with commodity prices. We do not mitigate this risk to our revenues by hedging this commodity price exposure. Our commercial logistics agreements with Western are indexed for inflation and are designed to substantially mitigate our exposure to increases in additive prices and the cost of other supplies used in our logistics business. We do not hedge our exposure to commodity risk related to imbalance gains and losses or other supply costs.
We carry wholesale refined product and lubricant inventories on our balance sheet for the period from the time of purchase of the motor fuels and lubricants from Western and third-party suppliers to our sales to industry, wholesale and retail customers. During this period we are exposed to commodity price risk as it relates to motor fuel and lubricant price fluctuations. We hold fuel inventories for the time in transport from the products terminal to the customer location, typically less than a day. We hold lubricant inventories on average between one and two months. With these inventory holding periods, we believe market volatility will generally have minimal impact on our results of operations. We currently do not hedge against this commodity price risk. As of December 31, 2015, we had $15.2 million of lubricants and refined product inventory. A 1.0% change in the related commodity pricing would not have had a significant impact on our results of operations or cash flows.
Debt that we incur under our Revolving Credit Facility bears interest at a variable rate and exposes us to interest rate risk. At December 31, 2015, we had $145.0 million outstanding in variable interest debt. If interest rates were to increase by 1%, annual interest expense would increase approximately $4.7 million, assuming the same principal amount remained outstanding during the year. Unless interest rates increase significantly in the future, our exposure to interest rate risk is minimal. We may use certain derivative instruments to hedge our exposure to variable interest rates. We do not currently have any hedges or forward contracts in place.

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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control-Integrated Framework. Based on its assessment, our management believes that, as of December 31, 2015, our internal control over financial reporting is effective based on those criteria.
Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on our internal control over financial reporting. This report appears on page 62 of this annual report.

Report of Independent Registered Public Accounting Firm

The Board of Directors of Western Refining Logistics, GP LLC and
Unitholders of Western Refining Logistics, LP
El Paso, Texas

We have audited the internal control over financial reporting of Western Refining Logistics, LP and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management's Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015 of the Company and our report dated February 26, 2016 expressed an unqualified opinion on those financial statements and included an explanatory paragraph relating to the TexNew Mex Pipeline Acquisition, which represented a transfer of assets between entities under common control resulting in the consolidated financial statements being retrospectively adjusted to present results as if the related assets had been owned historically.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona
February 26, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors of Western Refining Logistics, GP LLC and
Unitholders of Western Refining Logistics, LP
El Paso, Texas

We have audited the accompanying consolidated balance sheets of Western Refining Logistics, LP and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in partners’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Western Refining Logistics, LP and subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, on October 30, 2015 the Company acquired a pipeline and related assets from Western Refining Inc. ("TexNew Mex Pipeline Acquisition"). As the TexNew Mex Pipeline Acquisition represented the transfer of assets between entities under common control, the consolidated financial statements have been retrospectively adjusted to present results as if the related assets had been owned historically.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona
February 26, 2016

WESTERN REFINING LOGISTICS, LP
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$44,605	$54,298
Accounts receivable, net:
Affiliate	44,014	52,056
Third-party, net of a reserve for doubtful accounts of $106 and $107, respectively	55,053	54,785
Inventories	15,200	14,483
Prepaid expenses	4,133	8,276
Other current assets	5,562	2,550
Total current assets	168,567	186,448
Property, plant and equipment, net	321,251	291,650
Intangible assets, net	7,757	8,573
Other assets	3,376	3,111
Total assets	$500,951	$489,782
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Affiliate	$92,031	$105,803
Third-party	9,489	18,545
Accrued liabilities	30,378	19,201
Total current liabilities	131,898	143,549
Long-term liabilities:
Long-term debt, less current portion	437,467	267,016
Other liabilities	9	—
Total long-term liabilities	437,476	267,016
Commitments and contingencies
Equity (Deficit):
Division equity	—	106,311
General Partner	(1,085)	—
TexNew Mex unitholders (80,000 and 0 units issued and outstanding, respectively)	(310)	—
Common unitholders - Public (15,866,761 and 15,823,408 units issued and outstanding, respectively)	327,351	327,592
Common unitholders - Western (8,579,623 and 8,158,592 units issued and outstanding, respectively)	(105,090)	(94,583)
Subordinated unitholders - Western (22,811,000 units issued and outstanding)	(289,289)	(260,103)
Total equity (deficit)	(68,423)	79,217
Total liabilities and equity	$500,951	$489,782

Prior-period financial information has been retrospectively adjusted for the TexNew Mex Pipeline Acquisition.
The accompanying notes are an integral part of these consolidated financial statements

WESTERN REFINING LOGISTICS, LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)

	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Revenues:
Fee based:
Affiliate	$203,435	$176,372	$39,377
Third-party	2,771	2,718	1,743
Sales based:
Affiliate	582,888	835,203	843,156
Third-party	1,810,773	2,487,595	2,522,852
Total revenues	2,599,867	3,501,888	3,407,128
Operating costs and expenses:
Cost of products sold:
Affiliate	573,264	871,751	853,447
Third-party	1,734,873	2,373,168	2,426,270
Operating and maintenance expenses	154,267	143,702	135,684
Selling, general and administrative expenses	24,116	22,628	17,672
Loss (gain) and impairments on disposal of assets, net	(278)	157	—
Depreciation and amortization	26,912	20,187	16,515
Total operating costs and expenses	2,513,154	3,431,593	3,449,588
Operating income (loss)	86,713	70,295	(42,460)
Other income (expense):
Interest income	—	4	7
Interest expense and other financing costs	(23,107)	(2,374)	(322)
Other income, net	66	130	143
Net income (loss) before income taxes	63,672	68,055	(42,632)
Provision for income taxes	(47)	(459)	(95)
Net income (loss)	63,625	67,596	(42,727)
Less net income (loss) attributable to General Partner	1,052	14,604	(51,255)
Net income attributable to limited partners	$62,573	$52,992	$8,528

Net income per limited partner unit:
Common - basic	$1.31	$1.16	$0.19
Common - diluted	1.30	1.15	0.19
Subordinated - basic and diluted	1.30	1.15	0.19

Weighted average limited partner units outstanding:
Common - basic	24,084	23,059	22,811
Common - diluted	24,099	23,107	22,813
Subordinated - basic and diluted	22,811	22,811	22,811

Cash distributions declared per common unit	$1.4275	$1.1632	$—

Prior-period financial information has been retrospectively adjusted for the TexNew Mex Pipeline Acquisition.
The accompanying notes are an integral part of these consolidated financial statements

WESTERN REFINING LOGISTICS, LP
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
(In thousands)

		Partnership
		General	TexNew	Common	Common	Subordinated
	Predecessor	Partner	Mex	Public	Western	Western	Total
Balance at December 31, 2012	$178,982	$—	$—	$—	$—	$—	$178,982
Net loss attributable to General Partner	(51,255)	—	—	—	—	—	(51,255)
Contributions from Predecessor affiliate	129,454	—	—	—	—	—	129,454
Equity of Predecessor retained by affiliate	(34,829)	—	—	—	—	—	(34,829)
Contribution of TexNew Mex Pipeline assets	35,240	—	—	—	—	—	35,240
Allocation of net investment of property, plant and equipment	(146,513)	—	—	—	34,397	112,116	—
Proceeds from initial public offering, net of underwriters' discounts and commissions	—	—	—	325,263	—	—	325,263
Offering costs	—	—	—	(2,117)	—	—	(2,117)
Cash distribution to Western	—	—	—	—	(68,879)	(176,005)	(244,884)
Unit-based compensation	—	—	—	49	—	—	49
Net income attributable to partners	—	—	—	2,956	1,308	4,264	8,528
Balance at December 31, 2013	111,079	—	—	326,151	(33,174)	(59,625)	344,431
Net income attributable to General Partner	14,604	—	—	—	—	—	14,604
Contributions from Predecessor affiliate	38,996	—	—	—	—	—	38,996
Allocation of net investment of Wholesale Acquisition	(60,870)	—	—	—	14,291	46,579	—
Consideration paid for Wholesale Acquisition	—	—	—	—	(75,128)	(244,872)	(320,000)
Offering costs	—	—	—	66	—	—	66
Unit-based compensation	—	—	—	1,564	—	—	1,564
Distributions to partners declared of $1.1632 per unit	—	—	—	(18,394)	(8,508)	(26,534)	(53,436)
Net income attributable to partners	—	—	—	18,205	8,525	26,262	52,992
Other	2,502	—	—	—	(589)	(1,913)	—
Balance at December 31, 2014	106,311	—	—	327,592	(94,583)	(260,103)	79,217
Net income attributable to General Partner	1,052	—	—	—	—	—	1,052
Contributions from Predecessor affiliate	25,896	—	—	—	—	—	25,896
Allocation of net investment of TexNew Mex Acquisition	(133,259)	—	—	—	35,105	98,154	—
Consideration paid for TexNew Mex Acquisition	—	—	—	—	(44,785)	(125,215)	(170,000)
Unit-based compensation	—	—	—	1,454	—	—	1,454
Distributions to partners declared of $1.4275 per unit	—	(1,085)	—	(22,629)	(11,807)	(32,563)	(68,084)
Distributions to TexNew Mex unitholders	—	—	(310)	—	—	—	(310)
Net income attributable to limited partners	—	—	—	21,155	10,980	30,438	62,573
Other	—	—	—	(221)	—	—	(221)
Balance at December 31, 2015	$—	$(1,085)	$(310)	$327,351	$(105,090)	$(289,289)	$(68,423)

Prior-period financial information has been retrospectively adjusted for the TexNew Mex Pipeline Acquisition.
The accompanying notes are an integral part of these consolidated financial statements

WESTERN REFINING LOGISTICS, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$63,625	$67,596	$(42,727)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	26,912	20,187	16,515
Reserve for doubtful accounts	(1)	88	—
Amortization of loan fees	1,271	523	109
Unit-based compensation expense	2,000	1,564	49
Loss (gain) and impairments on disposal of assets, net	(278)	157	—
Changes in operating assets and liabilities:
Accounts receivable - Third-party	(267)	(54,377)	(105)
Accounts receivable - Affiliate	8,042	(40,625)	(11,431)
Inventories	(717)	1,799	(2,585)
Prepaid expenses	4,143	(1,466)	769
Other assets	(2,823)	(3,501)	(3,823)
Accounts payable and accrued liabilities	(6,112)	122,860	6,912
Other long-term liabilities	9	(5)	5
Net cash provided by (used in) operating activities	95,804	114,800	(36,312)
Cash flows from investing activities:
Capital expenditures	(62,995)	(79,172)	(84,825)
Proceeds from sale of assets	506	106	36
Net cash used in investing activities	(62,489)	(79,066)	(84,789)
Cash flows from financing activities:
Additions to long-term debt	300,000	—	—
Payments on revolving credit facility	(269,000)	—	—
Borrowings on revolving credit facility	145,000	269,000	—
Quarterly distribution to Western	(45,455)	(35,042)	—
Quarterly distribution to non-controlling interest holders	(22,629)	(18,394)	—
Proceeds from issuance of common units, net of underwriters' discount and commissions	—	—	325,263
Offering costs for issuance of common units	—	—	(2,117)
Deferred financing costs	(6,820)	—	(2,616)
Contributions from affiliate	25,896	38,996	129,454
Distribution to Western due to acquisitions	(170,000)	(320,000)	(244,884)
Net cash provided by (used in) financing activities	(43,008)	(65,440)	205,100
Net change in cash and cash equivalents	(9,693)	(29,706)	83,999
Cash and cash equivalents at beginning of year	54,298	84,004	5
Cash and cash equivalents at end of year	$44,605	$54,298	$84,004

Prior-period financial information has been retrospectively adjusted for the TexNew Mex Pipeline Acquisition.
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
WNRL is principally a fee-based growth-oriented partnership that was formed to own, operate, develop and acquire logistics and related assets and businesses to include terminals, storage tanks, pipelines and other logistics assets related to the terminalling, transportation, storage and distribution of crude oil and refined products. WNRL's assets include approximately 685 miles of pipelines, approximately 8.2 million barrels of active storage capacity, distribution of wholesale petroleum products and crude oil trucking.
On October 15, 2014, WNRL purchased from Western all of the outstanding limited liability company interests of Western Refining Wholesale, LLC ("WRW") for $320 million in cash and 1,160,092 common units (the "Wholesale Acquisition"). This purchase transferred substantially all of WRW's operations from Western to WNRL, constituting the purchase of a business between entities under common control. See Note 4, Acquisitions, for further discussion.
On October 30, 2015, WNRL acquired the TexNew Mex Pipeline System. We also acquired an 80,000 barrel crude oil storage tank located at our crude oil pumping station in Star Lake, New Mexico and certain other related assets ("TexNew Mex Pipeline Acquisition"). We acquired these assets in exchange for $170 million in cash, 421,031 common units representing limited partner interests in WNRL and 80,000 units of a newly created class of limited partner interests in WNRL, referred to as the "TexNew Mex Units." This purchase was between entities under common control. See Note 4, Acquisitions, for further discussion.
The financial position, results of operations and operating statistics of our accounting predecessor for the contributed logistics assets for periods prior to October 16, 2013 are contained herein. In addition, our accounting predecessor contains the financial position and results of operations of the TexNew Mex Pipeline System assets that were not contributed at the time of the Offering. We refer to the financial position, results of operations and operating statistics of these contributed and non-contributed assets, for periods prior to October 16, 2013 as the "WNRL Predecessor."
The information contained herein for the WNRL Predecessor and WNRL has been retrospectively adjusted to include the historical results of the WRW assets acquired for periods prior to the effective date of the Wholesale Acquisition. We refer to the collective entity of the WNRL Predecessor with the retrospective adjustment for the Wholesale Acquisition as our "Predecessor" for periods prior to October 16, 2013. The results of WNRL contain the retrospective adjustment for the Wholesale Acquisition and the TexNew Mex Pipeline Acquisition beginning October 16, 2013, the date WNRL commenced operations. Because the WNRL Predecessor has always contained the financial position and results of operations and operating statistics of the TexNew Mex Pipeline System, the retrospective adjustments related to the TexNew Mex Pipeline Acquisition are applied to WNRL only.
Our operations include two business segments: the logistics segment and the wholesale segment. See Note 5, Segment Information, for further discussion of our business segments.
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for financial information and with the instructions to Form 10-K and Article 10 of Regulation S-X as it relates to quarterly information included in Note 23, Quarterly Financial Information (Unaudited). We have not reported comprehensive income due to the absence of items of other comprehensive income or loss during the periods presented.

2. Summary of Accounting Policies

Common Control Transactions
Businesses acquired from Western and its subsidiaries are accounted for as common control transactions whereby the net assets acquired are combined with ours at their historical costs. During the subordination period, any recognized consideration

WESTERN REFINING LOGISTICS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

transferred in such a transaction that exceeds or is below the carrying value of the net assets acquired is treated as a capital distribution or contribution to/from our General Partner, as applicable. If the carrying value of the net assets acquired exceeds any recognized consideration transferred including, if applicable, the fair value of any limited partner units issued, then that excess is treated as a capital contribution from our General Partner. To the extent that such transactions require prior periods to be recast, historical net equity amounts prior to the transaction date are reflected in “Net Investment.”
The subordination period will end on the first business day after we have earned and paid distributions of available cash of at least (1) $1.15 (the minimum quarterly distribution on an annualized basis) on each outstanding common and subordinated unit for each of three consecutive, non-overlapping four-quarter periods ending on or after September 30, 2016, or (2) $1.725 (150% of the annualized minimum quarterly distribution) on each outstanding common and subordinated unit and the related distributions on the incentive distribution rights for any four-quarter period ending on or after September 30, 2014, in each case provided there are no arrearages in the payment of the minimum quarterly distributions on our common units at that time. The subordination period also will end upon the removal of our general partner other than for cause if no units held by the holders of subordinated units or their affiliates are voted in favor of that removal and the holders of subordinated units are not affiliates of the successor general partner.
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
Depreciation is provided on the straight-line method at rates based upon the estimated useful lives of the various classes of depreciable assets. The lives used in computing for such assets are as follows:

Wholesale Facilities and equipment	3	—	20	years
Buildings and improvements	3	—	30	years
Pipeline and related assets	3	—	20	years
Terminals and related assets	5	—	20	years
Asphalt plant, terminals and related assets	5	—	30	years
Service vehicles, computer systems and other assets	3	—	7	years
Leasehold improvements are depreciated on the straight-line method over the shorter of the lease term or the improvement’s estimated useful life.
Expenditures for periodic maintenance and repair costs are expensed when incurred. Such expenses are reported in operating and maintenance expenses in our Consolidated Statements of Operations.
Intangible Assets
Intangible assets, net, consist of amortizable intangible assets, net of accumulated amortization. These intangible assets are comprised of customer relationships and right of way assets. We amortize our intangible assets over their estimated economic useful lives. We consider factors such as the asset’s history, our plans for that asset and the market for products associated with the asset when the intangible asset is acquired.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Western is obligated to pay fees based on monthly volume minimums established under our logistics and wholesale commercial agreements. In any month that Western's volume activity under these agreements is less than the monthly minimum, we record fees related to the difference between actual and minimum volumes (shortfall payments) as deferred revenue. Western has the right to receive future services for these billings for up to 12 months following the month in which the volume shortfall occurred. The balance of deferred revenue in our consolidated balance sheets as of December 31, 2015 and 2014, includes $10.1 million and $6.8 million, respectively, from our logistics and wholesale segments related to shortfall billings. We recognize the revenue as of the earlier of:

•	the customer receiving the future services provided by these billings;

WESTERN REFINING LOGISTICS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

•	the expiration of the period in which the customer is contractually allowed to receive the services (contractually stipulated as twelve months); or

•	the determination that future services will not be required.
Our sales to Western accounted for approximately 30.2%, 28.9% and 25.9%, respectively, of our consolidated net sales for the years ended December 31, 2015, 2014 and 2013. These percentages are not comparable as Western did not charge for the WNRL Predecessor's intercompany gathering, pipeline transportation, terminalling and storage services prior to the completion of the Offering.
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
Unit-Based Compensation
Our general partner provides unit-based compensation to officers, non-employee directors and employees of our general partner or its affiliates. The fair value of our phantom units are measured based on the fair market value of the underlying common unit on the date of grant based on the closing price of our common units on the grant date. The estimated fair value of our phantom units is amortized over the vesting period using the straight-line method. Awards vest over a one or three year service period. The phantom unit awards may be settled in common units, cash or a combination of both at the option of the compensation committee of the board of directors. Expenses related to unit-based compensation are included in selling, general and administrative expenses.
Financial Instruments and Fair Value
Financial instruments that potentially subject us to concentrations of credit risk primarily consist of accounts receivable. We believe that our credit risk is minimized as a result of the credit quality of our customer base. See Note 17, Concentration Risk for further information. The carrying amounts of cash and cash equivalents, which we consider Level 1 assets, approximated their fair values at December 31, 2015 and 2014, respectively, due to their short-term maturities.
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
Some of our assets have contractual or regulatory obligations to perform remediation and, in some instances, dismantlement and removal activities when the assets are abandoned. These obligations include varying levels of activity

WESTERN REFINING LOGISTICS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

including disconnecting inactive assets from active assets, cleaning and purging assets, and in some cases, completely removing the assets and returning the land to its original state. These assets have been in existence for many years and with regular maintenance will continue to be in service for many years to come. It is not possible to predict when demand for the related transportation or storage services will cease, and we do not believe that such demand will cease for the foreseeable future. Accordingly, we believe the date when these assets will be abandoned is indeterminate. With no reasonably determinable abandonment date, we cannot reasonably estimate the fair value of the associated asset retirement obligations. We will record asset retirement obligations for these assets in the period in which sufficient information becomes available for us to reasonably determine the settlement dates.
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
Under the omnibus agreement, Western indemnifies us for all known and certain unknown environmental liabilities that are associated with the ownership or operation of our assets and due to occurrences on or before the closing of our initial public offering (see Note 3, Initial Public Offering). Under the Contribution Agreement, Western agreed to indemnify us with respect to liabilities related to certain historical assets and operations of WRW and the TexNew Mex Pipeline System that were not contributed to us in the Wholesale Acquisition. In addition, Western made certain representations and warranties regarding the assets of WRW, the TexNew Mex Pipeline System and the Star Lake storage tank assets, including with respect to environmental matters, and agreed to indemnify us for breaches of those representations and warranties, subject to specified deductibles, caps and other limitations.
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
Reclassifications
We have reclassified certain items in the prior year balance sheet and related notes to consolidated financial statements in order to conform to our current year presentation of debt issuance costs. We report these reclassified prior year balances in Note 12, Other Assets and Note 14, Debt.
Recent Accounting Pronouncements
Effective January 1, 2015, we adopted the accounting and reporting requirements included in the Accounting Standards Codification ("ASC") for requirements related to master limited partnership entities' reporting of their earnings per unit under the two-class method that includes the retrospective allocation of historical earnings of assets contributed from the parent entity

WESTERN REFINING LOGISTICS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

to the general partner. Our adoption of these changes had no impact on our financial position, results of operations or cash flows.
Effective December 31, 2015, we adopted the accounting and reporting requirements included in the ASC for balance sheet classification of debt issuance costs requiring debt issuance costs to be presented as an offset to the related debt. We have applied these requirements retrospectively. Accordingly, we have offset $2.0 million of previously reported debt issuance costs included in other assets with the previously reported long-term debt, less current portion, balance of $267.0 million in our December 31, 2014 Consolidated Balance Sheet. The adoption of these accounting and reporting requirements had no impact on our results of operations or cash flows.
For interim and annual periods beginning after December 15, 2015, the requirements related to the evaluation of limited partnerships or similar entities as variable interest entities ("VIE") were modified. The revised requirements may affect the method of consolidation for reporting entities involved with such entities. Application of the revised standards may follow the retrospective approach or a modified retrospective approach. Early adoption is permitted. The adoption of these revised standards will not impact our financial position, results of operations or cash flows. Additional disclosure is required for entities not previously included in the reporting entity as a VIE.
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
Lease accounting - the requirements were amended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requiring disclosure of key leasing arrangement information. The main difference of the revised guidance to existing guidance is the recognition of lease assets and liabilities for leases currently classified as operating leases. These provisions are effective for fiscal years beginning after December 15, 2018, and may be applied either retrospectively or under a modified retrospective approach.  The modified retrospective approach includes a number of practical expedients related to the identification and classification of leases entered into before the effective date of the revised guidance. Early adoption is permitted.
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
On October 16, 2013, Western conveyed the following assets at historical cost (the "Contributed Assets") to WNRL:

•
Pipeline and gathering assets consisting of crude oil pipelines and gathering systems located in or near the Delaware Basin in the Permian Basin area of West Texas and Southern New Mexico (the "Delaware Basin") and in the Four Corners area of Northwestern New Mexico. These assets serve as a source of crude oil supply to Western’s El Paso Refinery (the "El Paso refinery") and Gallup Refinery (the "Gallup refinery").

•
Terminalling, transportation and storage assets consisting of terminals and storage assets located on site at the El Paso refinery and the Gallup refinery and stand-alone refined products terminals located in Bloomfield and Albuquerque, New Mexico. These assets primarily receive, store and distribute crude oil, feedstock and refined products produced for Western’s refineries. We also provide fee-based asphalt terminalling and processing services at an asphalt plant and terminal in El Paso and asphalt terminalling services at three stand-alone asphalt terminals located in Albuquerque, New Mexico and Phoenix and Tucson, Arizona.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In exchange for the Contributed Assets, Western received:

•	6,998,500 common units and 22,811,000 subordinated units, representing an aggregate 65.3% limited partner interest in WNRL;

•	all WNRL's incentive distribution rights; and

•	an aggregate cash distribution of $244.9 million to certain of Western's wholly-owned subsidiaries.
In connection with the Offering, we entered into a credit agreement that provides for a $300.0 million senior secured revolving credit facility (the "Revolving Credit Facility") that is available to fund working capital, acquisitions, distributions, capital expenditures and for other general partnership purposes. See Note 14, Debt for further detail.
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
Wholesale Acquisition
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
We entered into the following agreements that have initial ten year terms with Western in connection with our entry into the Contribution Agreement:

•
Product Supply Agreement, as amended – Western supplies and we purchase approximately 79,000 barrels per day of refined products for sale to our wholesale customers. The agreement includes product pricing based upon OPIS or Platts.

•
Fuel Distribution and Supply Agreement – Western has agreed to purchase a minimum of 645,000 barrels per month of branded and unbranded motor fuels for its retail and cardlocks at a price equal to our product cost at each terminal, plus actual transportation costs, plus a margin of $0.03 per gallon. Under the Fuel Distribution and Supply Agreement, a subsidiary of Western is obligated to offer us the first opportunity to satisfy all of its incremental branded and unbranded motor fuel requirements.

•
Crude Oil Trucking Transportation Services Agreement, as amended – Western has agreed to utilize our crude oil trucks to haul a minimum of 1.525 million barrels of crude oil each month. Western pays a flat rate per barrel based on the distance between the applicable pick-up and delivery points plus monthly fuel adjustments and customary applicable surcharges.

TexNew Mex Pipeline Acquisition
On October 30, 2015, WNRL acquired the TexNew Mex Pipeline System in exchange for $170 million in cash, 421,031 common units representing limited partner interests in WNRL and 80,000 TexNew Mex Units.
In connection with the TexNew Mex Pipeline Acquisition, WNRL also entered into Amendment No. 1 to the Pipeline and Gathering Services Agreement, dated as of October 16, 2013, with Western (the "Amendment to the Pipeline Agreement"). Among other things, the Amendment to the Pipeline Agreement amends the scope of the existing agreement to include the provision of storage services and a minimum volume commitment of 80,000 barrels of storage at the Star Lake storage tank. In this Amendment to the Pipeline Agreement, Western also agreed to provide a minimum volume commitment of 13,000 barrels per day ("bpd") of crude oil on the TexNew Mex Pipeline for 10 years from the date of the Amendment to the Pipeline Agreement.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In connection with the TexNew Mex Pipeline Acquisition, the General Partner adopted certain amendments to the First Amended and Restated Agreement of Limited Partnership of the Partnership by adopting the Second Amended and Restated Agreement of Limited Partnership (the “Second A&R Partnership Agreement”). The amendments contained in the Second A&R Partnership Agreement create a new class of limited partner interests in the Partnership, referred to as the TexNew Mex Units, and set forth the rights, preferences and obligations of the TexNew Mex Units.
The Second A&R Partnership Agreement provides for the creation of the “TexNew Mex Shared Segment” that will reflect the financial and operating results of the TexNew Mex Pipeline. The TexNew Mex Units are generally entitled to participate in 80% of the economics attributable to the TexNew Mex Shared Segment resulting from crude oil throughput on the TexNew Mex Pipeline above the 13,000 barrels per day contemplated by the commitment in the Amendment to the Pipeline Agreement. To the extent there is sufficient available cash from operating surplus under the Second A&R Partnership Agreement, the holder of the TexNew Mex Units will be entitled to receive a distribution equal to 80% of the excess of TexNew Mex Shared Segment Distributable Cash Flow over the TexNew Mex Base Amount (as such terms are defined in the Second A&R Partnership Agreement). The TexNew Mex Unit distributions are preferential to all other unit holder distributions.

5. Segment Information
We recorded the acquisition of WRW's assets and the TexNew Mex Pipeline System at Western's historical book value as the purchases were considered a reorganization of entities under common control. The financial position, results of operations and operating statistics of our accounting predecessor for the contributed logistics assets for periods prior to October 16, 2013 are contained herein. In addition, our accounting predecessor contains the financial position and results of operations of the TexNew Mex Pipeline System assets that were not contributed at the time of the Offering. We refer to the financial position, results of operations and operating statistics of these contributed and non-contributed assets, for periods prior to October 16, 2013 as the "WNRL Predecessor."
The information contained herein for the WNRL Predecessor and WNRL has been retrospectively adjusted to include the historical results of the WRW assets acquired for periods prior to the effective date of the Wholesale Acquisition. We refer to the collective entity of the WNRL Predecessor with the retrospective adjustment for the Wholesale Acquisition as our "Predecessor" for periods prior to October 16, 2013. The results of WNRL contain the retrospective adjustment for the Wholesale Acquisition and the TexNew Mex Pipeline Acquisition beginning October 16, 2013, the date WNRL commenced operations. Because the WNRL Predecessor has always contained the financial position and results of operations and operating statistics of the TexNew Mex Pipeline System, the retrospective adjustments related to the TexNew Mex Pipeline Acquisition are applied to WNRL only.
Our operations are organized into two operating segments based on marketing criteria and the nature of our products and services and our types of customers. These segments are logistics and wholesale.
Logistics. Our pipeline and gathering assets are strategically positioned to support crude oil supply options for the El Paso refinery and the Gallup refinery as well as third parties and consist of crude oil pipelines and gathering assets located primarily in the Delaware Basin and in the Four Corners area of Northwestern New Mexico. These systems gather and transport crude oil by pipeline from various production locations to Western’s refineries utilizing approximately 685 miles of pipeline; 31 crude oil storage tanks with a total combined active shell storage capacity of approximately 828,000 barrels; eight truck loading and unloading locations; and 15 pump stations.
Our terminalling, transportation and storage assets support crude oil supply and refined product distribution for the El Paso refinery and the Gallup refinery as well as third parties and primarily consist of storage tanks, terminals, transportation and other assets located in El Paso, Texas, Gallup, Bloomfield and Albuquerque, New Mexico and Phoenix and Tucson, Arizona. These assets include crude oil, feedstock, blendstock, refined product and asphalt storage tanks with a total combined shell storage capacity of approximately 7.4 million barrels; truck loading racks; railcar loading racks; pump stations and pipeline and related logistics assets to service Western’s operations.
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

WESTERN REFINING LOGISTICS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Disclosures regarding our reportable segments with reconciliations to consolidated totals for the three years ended December 31, 2015, are presented below:

	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
	(In thousands)
Operating Results:
Logistics:
Revenues: Affiliate	$161,536	$137,986	$29,086
Revenues: Third-party	2,771	2,718	1,743
Total revenues	$164,307	$140,704	$30,829
Wholesale:
Revenues: Affiliate	$624,787	$873,589	$853,447
Revenues: Third-party	1,810,773	2,487,595	2,522,852
Total revenues	$2,435,560	$3,361,184	$3,376,299

Consolidated revenues	$2,599,867	$3,501,888	$3,407,128

Operating income (loss):
Logistics	$60,898	$52,809	$(58,332)
Wholesale	38,159	28,234	20,790
Other	(12,344)	(10,748)	(4,918)
Operating income	86,713	70,295	(42,460)
Other income (expense), net	(23,041)	(2,240)	(172)
Consolidated income before income taxes	$63,672	$68,055	$(42,632)

Depreciation and amortization:
Logistics	$22,426	$16,294	$13,587
Wholesale	4,486	3,893	2,928
Consolidated depreciation and amortization	$26,912	$20,187	$16,515

Capital expenditures:
Logistics	$56,574	$71,304	$73,412
Wholesale	6,421	7,868	11,413
Consolidated capital expenditures	$62,995	$79,172	$84,825

WESTERN REFINING LOGISTICS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
	(In thousands)
Total assets:
Logistics	$304,576	$273,136	$295,983
Wholesale	147,597	160,158	61,504
Other	48,778	56,488	—
Consolidated total assets	$500,951	$489,782	$357,487

6. Earnings Per Unit
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
In addition to the common and subordinated units, we have identified the general partner interest, incentive distribution rights and distributions associated with the TexNew Mex Units as participating securities and use the two-class method when calculating earnings per unit applicable to limited partners that is based on the weighted-average number of common units outstanding during the period. We make incentive distribution payments to our General Partner when our per unit distribution amount exceeds the target distribution. During the year ended December 31, 2015, we made incentive distribution right payments of $1.1 million to our General Partner. We made no incentive distribution right payments to our General Partner prior to 2015. Refer to Note 15, Equity, for further information regarding incentive distribution rights.
The holder of the TexNew Mex Units will be entitled to receive a distribution equal to 80% of the excess of TexNew Mex Shared Segment Distributable Cash Flow over the TexNew Mex Base Amount. The TexNew Mex Unit distributions are preferential to all other unit holder distributions. During the year ended December 31, 2015, we declared distributions to TexNew Mex unitholders in the amount of $0.3 million. We made no distributions prior to 2015. Refer to Note 15, Equity, for further information.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The calculation of net income (loss) per unit for the years ended December 31, 2015 and 2014, and the period subsequent to the Offering in 2013 is as follows:

	Period Ended December 31,
	2015	2014	2013
	(In thousands, except per unit data)
Net income (loss)	$63,625	$67,596	$(42,727)
Net income (loss) attributable to General Partner (1)	1,052	14,604	(51,255)
Net income attributable to limited partners	62,573	52,992	8,528
Distributions on TexNew Mex Units (2)	(310)	—	—
General Partner distributions	(1,085)	—	—
Limited partners' distributions on common units	(34,436)	(26,902)	—
Limited partners' distributions on subordinated units	(32,563)	(26,534)	—
Distributions less than (greater than) earnings	$(5,821)	$(444)	$8,528

General Partners' earnings:
Distributions	$1,085	$—	$—
Net income (loss) attributable to General Partner (1)	1,052	14,604	(51,255)
Total General Partners' earnings	$2,137	$14,604	$(51,255)

Limited partners' earnings on common units:
Distributions	$34,436	$26,902	$—
Allocation of distributions less than (greater than) earnings	(2,990)	(223)	4,264
Total limited partners' earnings on common units	$31,446	$26,679	$4,264

Limited partners' earnings on subordinated units:
Distributions	$32,563	$26,534	$—
Allocation of distributions less than (greater than) earnings	(2,831)	(221)	4,264
Total limited partners' earnings on subordinated units	$29,732	$26,313	$4,264

Weighted average limited partner units outstanding:
Common units - basic	24,084	23,059	22,811
Common units - diluted	24,099	23,107	22,813
Subordinated units - basic and diluted	22,811	22,811	22,811

Net income per limited partner unit:
Common - basic	$1.31	$1.16	$0.19
Common - diluted	1.30	1.15	0.19
Subordinated - basic and diluted	1.30	1.15	0.19

(1)
We apply the two-class method to calculate earnings per unit and allocate the results of operations of WRW prior to the Wholesale Acquisition and the TexNew Mex Pipeline System prior to the TexNew Mex Pipeline Acquisition entirely to our general partner. The limited partners had no rights to the results of operations before these acquisitions.

(2)
The TexNew Mex Units entitle Western to participate in 80% of the operating results attributable to the TexNew Mex Shared Segment resulting from crude oil throughput on the TexNew Mex pipeline above 13,000 barrels per day. See Note 4, Acquisitions, for further information.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7. Inventories
Inventories were as follows:

	December 31,
	2015	2014
	(In thousands)
Lubricants	$14,959	$14,241
Refined products	241	242
Inventories	$15,200	$14,483

8. Prepaid Expenses
Prepaid expenses were as follows:

	December 31,
	2015	2014
	(In thousands)
Prepaid inventories	$1,493	$4,468
Prepaid insurance and other	2,640	3,808
Prepaid expenses	$4,133	$8,276

9. Other Current Assets
Other current assets were as follows:

	December 31,
	2015	2014
	(In thousands)
Excise and other taxes receivable	$3,860	$1,508
Material and chemical inventories	871	986
Exchange and other receivables	831	56
Other current assets	$5,562	$2,550

10. Property, Plant and Equipment, Net
Property, plant and equipment, net was as follows:

	December 31, 2015	December 31, 2014
	(In thousands)
Buildings and improvements	$33,052	$31,549
Pipelines and related assets	247,792	207,027
Terminals and related assets	118,451	112,503
Asphalt plant, terminals and related assets	27,356	24,459
Wholesale facilities and equipment	33,506	31,153
	460,157	406,691
Accumulated depreciation	(138,906)	(115,041)
	$321,251	$291,650
Depreciation expense was $25.7 million, $18.9 million and $15.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11. Intangible Assets, Net
A summary of intangible assets, net is presented in the table below:

	December 31, 2015			December 31, 2014			Weighted Average Amortization Period (Years)
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Customer relationships	$7,551	$(3,921)	$3,630	$7,551	$(3,366)	$4,185	6.5
Pipeline rights-of-way	6,414	(2,287)	4,127	8,403	(4,015)	4,388	6.4
	$13,965	$(6,208)	$7,757	$15,954	$(7,381)	$8,573
Intangible asset amortization expense was $1.2 million, $1.3 million and $0.7 million for the years ended December 31, 2015, 2014 and 2013, respectively, based upon estimates of useful lives ranging from 1 to 35 years.
Estimated amortization expense for the next five fiscal years is as follows (in thousands):

2016	$1,110
2017	1,110
2018	1,110
2019	1,110
2020	1,110

12. Other Assets
Other assets were as follows:

	December 31,
	2015	2014
	(In thousands)
Notes receivable	$1,729	$1,493
Other	1,647	1,618
Other assets	$3,376	$3,111

13. Accrued Liabilities
Accrued liabilities were as follows:

	December 31, 2015	December 31, 2014
	(In thousands)
Deferred revenue - affiliate	$10,130	$6,779
Interest	8,438	14
Excise and other taxes	5,335	7,203
Payroll and related costs	4,000	2,501
Property taxes	1,500	1,360
Branding	633	602
Other	342	742
Accrued liabilities	$30,378	$19,201

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
On October 15, 2014, to partially fund the purchase of certain assets from Western, WNRL borrowed $269.0 million under the Revolving Credit Facility. On February 11, 2015, WNRL repaid its outstanding direct borrowings under the Revolving Credit Facility with a portion of the proceeds from the issuance of its 7.5% Senior Notes, discussed below. On October 30, 2015, WNRL borrowed $145.0 million under the Revolving Credit Facility to partially fund the purchase of the TexNew Mex Pipeline System from Western.
As of December 31, 2015, the availability under the Revolving Credit Facility was $154.3 million. We had direct borrowings of $145.0 million, outstanding letters of credit of $0.7 million and no swing line borrowings under our Revolving Credit Facility as of December 31, 2015. The estimated fair value of the Revolving Credit Facility approximates its carrying amount. The unamortized financing costs of $1.5 million and $2.0 million as of December 31, 2015 and 2014, respectively, is included, net of amortization, in long-term debt, less current portion, in the Consolidated Balance Sheet.
The Revolving Credit Facility contains covenants that limit or restrict our ability to make cash distributions. We are required to maintain certain financial ratios, each tested on a quarterly basis for the immediately preceding four quarter period.
7.5% Senior Notes
On February 11, 2015, we entered into an Indenture (the “Indenture”) among the Partnership, WNRL Finance Corp., a Delaware corporation and 100% owned subsidiary of the Partnership (“Finance Corp.” and together with the Partnership, the “Issuers”), the Guarantors named therein and U.S. Bank National Association, as trustee (the “Trustee”) under which the Issuers issued $300.0 million in aggregate principal amount of 7.5% Senior Notes due 2023 (the "WNRL 2023 Senior Notes"). The Partnership will pay interest on the WNRL 2023 Senior Notes semi-annually in cash in arrears on February 15 and August 15 of each year, beginning on August 15, 2015. The WNRL 2023 Senior Notes will mature on February 15, 2023. Proceeds from the 7.5% Senior Notes were used to repay $269.0 million of then outstanding borrowings under our Revolving Credit Facility. The estimated fair value of the WNRL 2023 Senior Notes was $294.0 million as of December 31, 2015. We incurred financing costs associated with the issuance of the WNRL 2023 Senior Notes of $6.1 million. The unamortized financing costs of $6.1 million as of December 31, 2015 is included, net of amortization, in long-term debt, less current portion, in the Consolidated Balance Sheet.
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
The subsidiary guarantees of the WNRL 2023 Senior Notes are subject to certain automatic customary releases, including upon the sale, disposition or transfer of capital stock or all or substantially all of the assets (including by way of merger or consolidation) of a subsidiary guarantor to a person other than the Partnership or one of its restricted subsidiaries, designation of a subsidiary guarantor as an unrestricted subsidiary in accordance with the Indenture, a legal defeasance or covenant defeasance, liquidation or dissolution of the subsidiary guarantor, and a subsidiary guarantor ceasing to guarantee debt of the Partnership, Finance Corp. or any other guarantor under a credit facility other than the WNRL 2023 Senior Notes. The Partnership’s subsidiaries may not sell or otherwise dispose of all or substantially all of their properties or assets to, or consolidate with or merge into, another company if such a sale would cause a default under the Indenture.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

15. Equity
We had 15,866,761 common units held by the public outstanding as of December 31, 2015. Western owns 8,579,623 common units and 22,811,000 of our subordinated units constituting a total ownership interest of 66.4%. The Offering transactions were allocated in accordance with agreements signed concurrently with the Offering and the pro-rata ownership of the units held by Western. During 2014, WNRL issued 1,160,092 common units to Western in connection with the Wholesale Acquisition. During 2015, 34,748 and 8,605 common units were issued upon the vesting of phantom units from our Western Refining Logistics, LP 2013 Long-Term Incentive Plan (the "LTIP") on March 26, 2015 and September 25, 2015, respectively. Additionally, WNRL issued 421,031 common units and 80,000 TexNew Mex Units to Western in connection with the TexNew Mex Pipeline Acquisition. See Note 4, Acquisitions, for further information.
In accordance with our partnership agreement, Western's subordinated units will convert to common units once we have met specified distribution targets and successfully completed other tests set forth in the partnership agreement.
Issuance of TexNew Mex Units
The Second A&R Partnership Agreement sets forth the rights, preferences and obligations of the TexNew Mex Units. The TexNew Mex Units are generally entitled to participate in 80% of the economics attributable to the TexNew Mex Shared Segment resulting from crude oil throughput on the TexNew Mex Pipeline above the 13,000 bpd contemplated by the commitment in the Amendment to Pipeline Agreement. To the extent there is sufficient available cash from operating surplus under the Second A&R Partnership Agreement, the holder of the TexNew Mex Units will be entitled to receive a distribution equal to 80% of the excess of TexNew Mex Shared Segment Distributable Cash Flow over the TexNew Mex Base Amount. The TexNew Mex Unit distributions are preferential to all other unit holder distributions. During the year ended December 31, 2015, we declared distributions to TexNew Mex unitholders in the amount of $0.3 million. We made no distributions prior to 2015.
Holders of TexNew Mex Units will generally not have voting rights, except for limited voting rights related to amendments to the rights of holders of the TexNew Mex Units, the issuance of additional TexNew Mex Units or partnership securities with distribution rights senior to or on a parity with the TexNew Mex Units, the sale of any material portion of the TexNew Mex Pipeline, and the reservation by the Partnership of any distribution amounts to which the holders of TexNew Mex Units would otherwise be entitled.
The TexNew Mex Units are perpetual and have no rights of redemption or of conversion. No holder of any TexNew Mex Unit may transfer any or all of the TexNew Mex Units held by such holder without the prior written approval of the General Partner, unless the transfer either is to an affiliate of the holder or is to any person who is, or will be substantially concurrently with the completion of the transfer, an affiliate of the General Partner.
Issuance of Additional Interests
Our partnership agreement authorizes us to issue additional partnership interests for consideration and on the terms and conditions determined by our General Partner without the approval of the unitholders. We may fund future acquisitions through the issuance of additional common units, subordinated units or other partnership interests. Holders of any additional common units we issue will be entitled to share proportionally in accordance with their respective percentage interests with the then-

WESTERN REFINING LOGISTICS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

existing common unitholders in our distributions of available cash. See Note 16, Equity-Based Compensation, for further information.
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
Percentage Allocations of Available Cash from Operating Surplus
The following table illustrates the percentage allocations of available cash from operating surplus between the unitholders and our General Partner (as the holder of our incentive distribution rights) based on the specified target distribution levels, subject to the preferential distribution rights of holders of the TexNew Mex Units. The amounts set forth under the column heading "Marginal Percentage Interest in Distributions" are the percentage interests of our General Partner and the unitholders in any available cash from operating surplus we distribute up to and including the corresponding amount in the column "Total Quarterly Distribution per Unit Target Amount". The percentage interests shown for our unitholders and our General Partner for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution. The percentage interests set forth below assume our General Partner has not transferred its incentive distribution rights and there are no arrearages on common units.

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
Our partnership agreement sets forth the calculation to be used to determine the amount and priority of cash distributions that the common and subordinated unitholders and general partner will receive. We declare distributions subsequent to quarter end. The table below summarizes our 2015 quarterly distribution declarations, payments and scheduled payments through December 31, 2015:

Declaration Date	Record Date	Payment Date	Distribution per Common and Subordinated Unit
January 30	February 13	February 23	$0.3325
May 1	May 15	May 26	0.3475
July 31	August 14	August 24	0.3650
October 30	November 13	November 23	0.3825
Total			$1.4275
On February 1, 2016, our general partner's board of directors declared a quarterly cash distribution of $0.3925 per unit for the fourth quarter of 2015. We paid the distribution on February 26, 2016 to all unitholders of record on February 11, 2016.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

During 2015, we declared and paid distributions that were in excess of the target distribution amounts set forth in our partnership agreement, resulting in distributions to our General Partner as the holder of incentive distribution rights. The total quarterly cash distributions made to general and limited partners for the years ended December 31, 2015 and 2014, respectively, was as follows:

	Year Ended
	December 31, 2015	December 31, 2014
	(In thousands, except per unit data)
General Partners' distributions:
General Partner's incentive distribution rights	$1,085	$—
Total General Partner's distributions	$1,085	$—

Limited partners' distributions:
Common	$34,436	$26,902
Subordinated	32,563	26,534
Total limited partners' distributions	66,999	53,436
Total cash distributions	$68,084	$53,436

Cash distributions per limited partner unit	$1.4275	$1.1632
We currently have an effective universal shelf Registration Statement on Form S-3 that provides for the registration and sale of up to $1 billion of equity or debt securities of us and certain of our subsidiaries. We may over time, and subject to market conditions, in one or more offerings, offer and sell any combination of the securities described in the prospectus.
16. Equity-Based Compensation
Our General Partner's board of directors adopted the LTIP for the benefit of employees, consultants and non-employee directors of our General Partner and its affiliates. Awards granted under the LTIP vest over a scheduled vesting period and their market value at the date of the grant is amortized over the restricted period on a straight-line basis.
As of December 31, 2015, there were 4.2 million phantom units reserved for future grants under the WNRL LTIP.
The fair value of the phantom units is determined based on the closing price of WNRL common units on the grant date. The estimated fair value of the phantom units is amortized on a straight-line basis over the scheduled vesting periods of individual awards. We incurred unit-based compensation expense of $2.0 million and $1.6 million for the years ended December 31, 2015 and 2014, respectively, and a nominal amount for the year ended December 31, 2013.
The fair value at grant date of non-vested phantom units outstanding as of December 31, 2015, was $7.9 million. The aggregate intrinsic value of such phantom units was $6.9 million. Total unrecognized compensation cost related to our non-vested phantom units totaled $6.2 million as of December 31, 2015, that is expected to be recognized over a weighted-average period of approximately 3.37 years.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of WNRL's unit award activity for the three years ended December 31, 2015, is set forth below:

	Number of Phantom Units	Weighted Average Grant Date Fair Value
Not vested at December 31, 2012	—	$—
Awards granted	10,908	22.00
Awards vested	—	—
Awards forfeited	—	—
Not vested at December 31, 2013	10,908	22.00
Awards granted	293,810	28.52
Awards vested	(10,908)	22.00
Awards forfeited	(13,559)	33.02
Not vested at December 31, 2014	280,251	28.30
Awards granted	72,005	28.33
Awards vested	(60,556)	28.95
Awards forfeited	(11,913)	30.78
Not vested at December 31, 2015	279,787	28.06

17. Concentration Risk
We are part of the consolidated operations of Western, and we derive a substantial portion of our revenue from transactions with Western and its affiliates. Western accounted for approximately 30.2%, 28.9% and 25.9%, respectively, of our consolidated revenues for the years ended December 31, 2015, 2014 and 2013. These percentages are not comparable as Western did not charge for the Predecessor's services. Prior to the completion of the Offering, our WNRL Predecessor did not record all revenues for intercompany gathering, pipeline transportation, terminalling and storage services.
We sell a variety of refined products to a diverse customer base. Sales to Kroger Company accounted for 23.5%, 23.0% and 27.1% of consolidated net sales for the years ended December 31, 2015, 2014 and 2013, respectively. Sales to Western’s retail group accounted for 23.4%, 23.6% and 24.2% of consolidated net sales for the years ended December 31, 2015, 2014 and 2013, respectively. Sales of finished product to Western’s retail segment were historically at no margin.
See Note 22, Related Party Transactions, for detailed information on our agreements with Western.
18. Income Taxes
WNRL is treated as a publicly-traded partnership for federal and state income tax purposes, however, Western Refining Product Transport, LLC (a wholly-owned subsidiary) is taxed as a corporation for federal and state tax purposes. Taxes on our net income for WNRL and its subsidiaries generally are borne by our partners through the allocation of taxable income. The aggregate difference in the basis of our net assets for financial and tax reporting purposes cannot be readily determined as we do not have access to information about each partner's tax attributes in us. Our income tax expense results from our taxable subsidiary and state laws that apply to entities organized as partnerships, primarily in the state of Texas and from federal and state laws for corporations. The Predecessor's results of operations were not reduced by a provision for federal income tax. After the Offering, our income tax expense was $0.05 million, $0.5 million and $0.1 million for the periods ended December 31, 2015, 2014 and 2013, respectively. Our effective tax rate for the periods ended December 31, 2015, 2014 and 2013 was 0.1%, 0.7% and 0.2%, respectively.
As of December 31, 2015 and 2014, we had no unrecognized tax benefit liability. No interest or penalties were recognized related to income taxes during the years ended December 31, 2015, 2014 and 2013.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

19. Cash Flows
Supplemental disclosures of cash flow information were as follows:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Income taxes paid	$456	$1	$—
Interest paid, excluding amounts capitalized	13,411	1,837	—

Non-cash investing and financing activities were as follows:
Contribution of net assets from affiliate	133,259	60,870	146,513
Contribution of common units to Western	10,000	40,000	—
Accrued TexNew Mex unit distributions	310	—	—
Net assets of Predecessor retained by affiliate	—	—	(34,829)
Underwriting discounts and commissions	—	—	(22,612)
Accrued capital expenditures	1,810	8,426	722
Other	—	(2,502)	—

20. Commitments
We have commitments under various operating leases with initial terms greater than one year for property, machinery and facilities. These leases have terms that will expire on various dates through 2025. We expect that in the normal course of business, these leases will be renewed or replaced by other leases. Rent expense for operating leases that provide for periodic rent escalations or rent holidays over the term of the lease is recognized on a straight-line basis. We also have commitments to purchase minimum volumes of refined product from Western under commercial agreements that we entered into with Western at the closing of the Offering. See Note 22, Related Party Transactions, for further discussion of these agreements.
The following table presents our annual minimum rental payments under non-cancelable operating leases that have lease terms of one year or more as of December 31, 2015 (in thousands):

2016	$7,912
2017	6,040
2018	3,274
2019	1,180
2020	180
2021 and thereafter	479
$19,065
Total rental expense was $9.2 million, $8.8 million and $6.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. Contingent rentals and subleases were not significant in any year.

21. Contingencies
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

WESTERN REFINING LOGISTICS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We are not currently aware of any environmental or other asserted or unasserted claims against us that would be expected to have a material effect on our financial condition, results of operations or cash flows.

22. Related Party Transactions
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
We have incurred indirect charges from Western for the allocation of services including executive oversight, accounting, treasury, tax, legal, procurement, engineering, logistics, maintenance, information technology and similar items. We classify these indirect charges between operating and maintenance expenses and selling, general and administrative expenses based on the functional nature of the employee and other services that Western provides for our operations. Indirect charges from Western that we include within our selling, general and administrative and operating and maintenance expenses were as follows:

	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
	(In thousands)
Indirect charges:
Operating and maintenance expenses	$38,363	$32,452	$11,912
Selling, general and administrative expenses	8,496	7,684	17,661
Total indirect charges	$46,859	$40,136	$29,573
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
Pipeline and Gathering Services Agreement
We entered into a pipeline and gathering services agreement, as amended, with Western under which we agreed to transport crude oil on our Permian Basin system primarily for use at the El Paso refinery and on our Four Corners system to the Gallup refinery. We charge Western fees for pipeline movements, truck offloading and product storage.
In connection with the TexNew Mex Pipeline Acquisition, WNRL entered into the Amendment to the Pipeline Agreement. Among other things, the Amendment to the Pipeline Agreement amends the scope of the existing agreement to include the provision of storage services and a minimum volume commitment of 80,000 barrels of storage at the Star Lake storage tank. In this Amendment to the Pipeline Agreement, Western also agreed to provide a minimum volume commitment of 13,000 bpd of crude oil on the TexNew Mex Pipeline for 10 years from the date of the Amendment to the Pipeline Agreement.
In connection with the TexNew Mex Pipeline Acquisition, the General Partner adopted certain amendments to the First Amended and Restated Agreement of Limited Partnership of the Partnership by adopting the Second A&R Partnership Agreement. The amendments contained in the Second A&R Partnership Agreement create a new class of limited partner interests in the Partnership, referred to as the TexNew Mex Units, and set forth the rights, preferences and obligations of the TexNew Mex Units.
The Second A&R Partnership Agreement provides for the creation of the “TexNew Mex Shared Segment” that will reflect the financial and operating results of the TexNew Mex Pipeline. The TexNew Mex Units are generally entitled to

WESTERN REFINING LOGISTICS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

participate in 80% of the economics attributable to the TexNew Mex Shared Segment resulting from crude oil throughput on the TexNew Mex Pipeline above the 13,000 barrels per day contemplated by the commitment in the Amendment to the Pipeline Agreement. To the extent there is sufficient available cash from operating surplus under the Second A&R Partnership Agreement, the holder of the TexNew Mex Units will be entitled to receive a distribution equal to 80% of the excess of TexNew Mex Shared Segment Distributable Cash Flow over the TexNew Mex Base Amount. The TexNew Mex Unit distributions are preferential to all other unit holder distributions.
Terminalling, Transportation and Storage Services Agreement
We entered into a terminalling, transportation and storage services agreement, as amended, with Western under which we have agreed to, among other things, distribute products produced at Western’s refineries, connect Western’s refineries to third-party pipelines and systems and provide fee-based asphalt terminalling and processing services. At our network of crude oil and refined products terminals and related assets and storage facilities, we charge Western fees for crude oil, blendstock and refined product storage, shipments into and out of storage and additive and blending services. At our asphalt plant and terminal in El Paso and our three stand-alone asphalt terminals, we charge Western fees for asphalt storage, shipments into and out of asphalt storage and asphalt processing and blending.
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
Product Supply Agreement
Under the product supply agreement, as amended, Western will supply, and we will purchase, approximately 79,000 bpd of refined products. The price per barrel will be based upon OPIS or Platts indices on the day of delivery. Pricing is subject to annual revision based on mutual agreement between us and Western. The agreement provides for make-up payments to us in any month that our average margin on non-delivered rack sales is less than a certain amount.
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
Crude Oil Trucking Transportation Services Agreement
Under the crude oil trucking and transportation services agreement, as amended, Western has agreed to pay a flat rate per mile per barrel plus monthly fuel adjustments and customary applicable surcharges. The rates are subject to adjustment annually based on mutual agreement between us and Western. Western has agreed to contract a minimum of 1.525 million barrels of crude oil to us for hauling each month.
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

WESTERN REFINING LOGISTICS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Contribution, Conveyance and Assumption Agreement dated September 25, 2014
We entered into a contribution agreement with Western on September 25, 2014 under which we acquired all of the outstanding limited liability company interests of Western Refining Wholesale, LLC (“WRW”), which owned substantially all of Western’s southwest wholesale assets. Among other things, Western agreed to indemnify us with respect to liabilities related to certain historical assets and operations of WRW that were not contributed to us in the Wholesale Acquisition. In addition, Western made certain representations and warranties regarding the assets of WRW, including with respect to environmental matters, and agreed to indemnify us for breaches of those representations and warranties, subject to specified deductibles, caps and other limitations.
Contribution, Conveyance and Assumption Agreement dated October 30, 2015
We entered into a Contribution, Conveyance and Assumption Agreement with Western under which we acquired (i) a segment of the TexNew Mex Pipeline system that currently extends from our crude oil station in Star Lake, New Mexico, in the Four Corners region to our T station in Eddy County, New Mexico, and (ii) an 80,000 barrel crude oil storage tank located at our crude oil pumping station in Star Lake, New Mexico and certain other related assets (the “TexNew Mex Pipeline Acquisition”). Western made certain representations and warranties regarding the acquired assets, including with respect to environmental matters, and agreed to indemnify us for breaches of those representations and warranties, subject to specified deductibles, caps and other limitations.
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
On May 4, 2015, we entered into a Joinder Agreement with Western and Northern Tier Energy ("NTI") that joined us as a party to the Shared Services Agreement, dated October 30, 2014, between Western and NTI and under which Western and NTI provide services to each other in support of their operations. Under the Joinder Agreement, we provide certain scheduling and other services in support of NTI’s operations and NTI reimburses us for the costs associated with providing such services. During 2015 we incurred expenses of $0.3 million that are reimbursable from NTI under the shared services agreement.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
23. Quarterly Financial Information (Unaudited)
The quarterly condensed financial data for the years ended December 31, 2015 and 2014 is presented below. Due to the TexNew Mex Pipeline Acquisition, we have adjusted retrospectively the quarterly information contained herein to include the historical results of the TexNew Mex Pipeline System acquired prior to the effective date of the TexNew Mex Pipeline Acquisition.

	Year Ended December 31, 2015
	Quarter
	First	Second	Third	Fourth
	(Unaudited) (In thousands, except per unit data)
Total revenues	$607,396	$735,904	$680,670	$575,897
Total operating costs and expenses	589,835	714,873	654,305	554,141
Operating income	17,561	21,031	26,365	21,756
Net income	13,411	14,653	20,174	15,387

Net income attributable to limited partners	$15,323	$15,915	$16,493	$14,842

Net income per limited partner unit:
Common - basic	$0.33	$0.34	$0.35	$0.30
Common - diluted	0.33	0.34	0.35	0.30
Subordinated - basic and diluted	0.33	0.34	0.35	0.29

Weighted average limited partner units outstanding:
Common - basic	23,985	24,017	24,017	24,314
Common - diluted	23,996	24,051	24,024	24,321
Subordinated - basic and diluted	22,811	22,811	22,811	22,811

WESTERN REFINING LOGISTICS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31, 2014
	Quarter
	First	Second	Third	Fourth
	(Unaudited) (In thousands, except per unit data)
Total revenues	$864,610	$970,337	$915,719	$751,222
Total operating costs and expenses	848,967	953,914	899,864	728,848
Operating income	15,643	16,423	15,855	22,374
Net income	15,206	16,012	15,390	20,988

Net income attributable to limited partners	$10,933	$10,975	$12,265	$18,819

Net income per limited partner unit:
Common - basic	$0.24	$0.24	$0.27	$0.40
Common - diluted	0.24	0.24	0.27	0.40
Subordinated - basic and diluted	0.24	0.24	0.27	0.40

Weighted average limited partner units outstanding:
Common - basic	22,811	22,811	22,811	23,795
Common - diluted	22,815	22,861	22,883	23,861
Subordinated - basic and diluted	22,811	22,811	22,811	22,811
The following tables reconciles the retrospectively adjusted quarterly information to the financial data filed with the SEC.

	Year Ended December 31, 2015
	Quarter
	First	Second	Third
	(Unaudited) (In thousands)
Total revenues (1)	$607,396	$734,501	$674,479
Total revenues (2)	—	1,403	6,191
Total revenues	$607,396	$735,904	$680,670

Total operating costs and expenses (1)	$587,923	$712,208	$651,795
Total operating costs and expenses (2)	1,912	2,665	2,510
Total operating costs and expenses	$589,835	$714,873	$654,305

Operating income (1)	$19,473	$22,293	$22,684
Operating income (loss) (2)	(1,912)	(1,262)	3,681
Operating income	$17,561	$21,031	$26,365

Net income (1)	$15,323	$15,915	$16,493
Net income (loss) (2)	(1,912)	(1,262)	3,681
Net income	$13,411	$14,653	$20,174

WESTERN REFINING LOGISTICS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31, 2014
	Quarter
	First	Second	Third	Fourth
	(Unaudited) (In thousands)
Total revenues (1)	$864,610	$970,337	$915,719	$751,222
Total revenues (2)	—	—	—	—
Total revenues	$864,610	$970,337	$915,719	$751,222

Total operating costs and expenses (1)	$847,849	$952,863	$899,000	$727,674
Total operating costs and expenses (2)	1,118	1,051	864	1,174
Total operating costs and expenses	$848,967	$953,914	$899,864	$728,848

Operating income (1)	$16,761	$17,474	$16,719	$23,548
Operating income (loss) (2)	(1,118)	(1,051)	(864)	(1,174)
Operating income	$15,643	$16,423	$15,855	$22,374

Net income (1)	$16,324	$17,060	$16,250	$22,159
Net loss (2)	(1,118)	(1,048)	(860)	(1,171)
Net income	$15,206	$16,012	$15,390	$20,988
(1) This financial data was filed with the SEC in our Quarterly Report on Form 10-Q or Annual Report on Form 10-K.
(2) This financial data is the historical results of the TexNew Mex Pipeline System assets. See Note 1, Organization and Basis of Presentation, for further discussion of our retrospective adjustments for the TexNew Mex Pipeline Acquisition.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2015 (the “Evaluation Date”), concluded that as of the Evaluation Date, our disclosure controls and procedures were effective.
Management’s Report on Internal Control Over Financial Reporting. Included herein under the caption “Management’s Report on Internal Control Over Financial Reporting” on page 61 of this report.
Attestation Report of the Registered Public Accounting Firm. Included herein under the caption "Report of Independent Registered Public Accounting Firm" on page 62 of this report.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Certain of our general partner's affiliates' employees are seconded to us pursuant to our services agreement with Western. These seconded employees provide operating, maintenance and other services under our direction, supervision and control with respect to the assets that our pipeline and terminalling subsidiaries own and operate. In addition to our employees and seconded employees, other Western employees also provide services to us from time to time. We sometimes refer to these individuals in this annual report as our employees because they provide services to us directly.
Composition of the Board of Directors
Our general partner has six directors that include Messrs. Paul L. Foster, Andrew L. Atterbury, David D. Kinder, Michael C. Linn, Jeff A. Stevens and Scott D. Weaver. Western, as the sole member of our general partner, appointed all members to the board of directors of our general partner. We have three independent directors: Messrs. Andrew L. Atterbury, David D. Kinder and Michael C. Linn.
The board is led by Mr. Foster, the Chairman of the board of directors. Our general partner has separated the role of chairman of the board of directors and president, and Mr. Stevens serves as the President and Chief Executive Officer of our general partner in addition to serving as a director.

Director Independence
Although most companies listed on the NYSE are required to have a majority of independent directors serving on the board of directors of the listed company, the NYSE does not require a publicly traded limited partnership like us to have a majority of independent directors on the board of directors of our general partner or to establish a compensation or a nominating and corporate governance committee. We are, however, required to have an audit committee of at least three independent members within one year of the date our common units are first listed on the NYSE, and all of our audit committee members are required to meet the independence and financial literacy tests established by the NYSE and the Securities and Exchange Act of 1934, as amended. In connection with meeting our requirements under the NYSE phase-in rules, on July 9, 2014, Western, as the sole member of our general partner, appointed Mr. Atterbury to the board of directors, who also serves as a member of our audit committee.
The board of directors has affirmatively determined that Messrs. Atterbury, Kinder, and Linn are independent under NYSE rules. In reaching this determination, the board of directors affirmatively determined that Messrs. Atterbury, Kinder, and Linn have no material relationship with the Partnership, either directly or as a partner, shareholder or officer of an organization that has a relationship with the Partnership.
Committees of the Board of Directors
The board of directors of our general partner has two standing committees, an Audit Committee and a Conflicts Committee, and may have such other committees as the board of directors shall determine from time to time. Each of the standing committees of the board of directors has the composition and responsibilities described below.
Each of these standing committees has a written charter that may be found on our website at www.wnrl.com. In addition, paper copies of the charters are available free of charge to all unitholders by calling (915) 534-1400 or by writing to Lowry Barfield, Secretary, at our corporate headquarters located at 123 W. Mills Avenue, Suite 200, El Paso, Texas 79901. Each committee reviews the adequacy of its charter on an annual basis, in addition to evaluating its performance and reporting to the board on such evaluation. All of the members of the standing committees are independent directors as defined by the rules and regulations of the NYSE, the SEC and our corporate guidelines, as applicable.
Audit Committee
Our Audit Committee assists the board of directors in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and corporate policies and controls. Our Audit Committee has the sole authority to retain and terminate our independent registered public accounting firm, approve all auditing services and related fees and the terms thereof and pre-approve any non-audit services to be rendered by our independent registered public accounting firm. Our audit committee also is responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm is given unrestricted access to our Audit Committee. The board of directors has determined that each of Messrs. Atterbury, Kinder, and Linn meet the requirements to serve and each has been appointed as a member of our Audit Committee. Mr. Kinder serves as the Chairman of our Audit Committee and as an "audit committee financial expert."
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
Conflicts Committee
At least two members of the board of directors of our general partner are required to serve on our Conflicts Committee to review specific matters that may involve conflicts of interest in accordance with the terms of our partnership agreement that the board of directors submits to the Conflicts Committee for review. Our Conflicts Committee determines if the resolution of the conflict of interest is fair and reasonable to us. The members of our Conflicts Committee are not officers or employees of our general partner or directors, officers or employees of its affiliates, and meet the independence and experience standards established by the NYSE and the Exchange Act to serve on an Audit Committee of a board of directors. In addition, the members of our Conflicts Committee may not own any interest in our general partner or any interest in us or our subsidiaries other than common units or awards under our incentive compensation plan. Any matters approved by our Conflicts Committee in good faith will be deemed to be approved by all of our partners and not a breach by our general partner of any duties it may owe us or our unitholders. The board of directors has determined that each of Messrs. Atterbury, Kinder, and Linn meet the requirements to serve on our Conflicts Committee and our Conflicts Committee is therefore comprised of the following independent directors: Messrs. Atterbury, Kinder and Linn. Mr. Linn serves as the Chairman of our Conflicts Committee.
Meetings of the Board
During the last fiscal year, the Audit Committee met four times, the Conflicts Committee met seven times, and the board of directors met five times, either in person or by telephone. All directors have access to members of management and a substantial amount of information transfer and informal communication occurs between meetings. None of our directors attended fewer than 75% of the aggregate number of meetings of the board of directors and committees of the board on which the director served.
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
Corporate Governance Guidelines
The Partnership has adopted a set of Corporate Governance Guidelines. A copy of the Corporate Governance Guidelines may be found on the Partnership’s website at www.wnrl.com. In addition, paper copies of the Corporate Governance Guidelines are available to all unitholders free of charge by calling (915) 534-1400 or by writing to Lowry Barfield, Secretary, at the Partnership’s corporate headquarters located at 123 W. Mills Avenue, Suite 200, El Paso, Texas 79901. The guidelines set out the Partnership’s and the Board's thoughts on, among other things, the following:

•	The role of the board of directors and management;

•	The functions of the board of directors and its committees and the expectations for directors;

•	The selection of directors, the Chairman of the board of directors and the Chief Executive Officer and the qualifications for directors to sit on the standing committees of the board of directors;

•	Independence requirements, election terms, retirement of directors, unit ownership requirements, management succession and executive sessions for non-management directors;

•	Compensation of directors;

•	Annual evaluation of the board and each of its committees; and

•	Evaluation of director performance.

Directors and Executive Officers of Western Refining Logistics GP, LLC
The following table shows information for the executive officers and directors of our general partner as of February 19, 2016. Directors are elected by the sole member of our general partner and are appointed for a one-year term and hold office until their successors have been elected or qualified or until the earlier of their death, resignation, retirement, removal or disqualification. Executive officers are appointed by, and serve at the discretion of, the board of directors. There are no family relationships among any of our directors or executive officers. Some of our directors and all of our executive officers also serve as executive officers of Western.

Name	Age (as of February 19, 2016 )	Position with Western Refining Logistics GP, LLC
Jeff A. Stevens	52	Chief Executive Officer, President and Director
Paul L. Foster	58	Director
David D. Kinder	41	Director
Michael C. Linn	64	Director
Scott D. Weaver	57	Director
Andrew L. Atterbury	41	Director
Mark J. Smith	56	Executive Vice President
Gary R. Dalke	63	Executive Vice President and Interim Chief Financial Officer
William R. Jewell	61	Chief Accounting Officer
Lowry Barfield	58	Senior Vice President - Legal, General Counsel and Secretary
Jeffrey S. Beyersdorfer	54	Senior Vice President - Treasurer, Director of Investor Relations and Assistant Secretary
Matthew L. Yoder	46	Senior Vice President - Operations
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
Andrew L. Atterbury has served as a member of the board of directors of our general partner and as member of the Audit Committee and the Conflicts Committee since July 2014. Mr. Atterbury currently serves as the President of Bowood Capital

Advisors, LLC, an energy-focused investment management company. From 2002 through 2011, Mr. Atterbury held various positions at Inergy, LP, a natural gas and natural gas liquids storage, transportation and marketing company, and Inergy Holdings, LP, serving as Senior Vice President - Corporate Development from 2007 through 2011. From 1999 to 2001, Mr. Atterbury worked in the Corporate Development Group of Kinder Morgan, Inc. and Kinder Morgan Energy Partners, L.P. He also serves on the board of directors of Palmer Square Capital Management, LLC, a private investment management company, and Probiotics Holdings, LLC, a private probiotic technology company. Except as provided above, Mr. Atterbury has not served as a director of a public company or a registered investment company in the past five years. We believe that Mr. Atterbury’s many years of experience in oil and gas storage and logistics and in the wholesale marketing of crude oil and refined products make him particularly well qualified to serve on the board of directors of our general partner.
David D. Kinder has served as a member of the board of directors of our general partner and as Chairman of the Audit Committee and a member of the Conflicts Committee since October 2013. From May 2005 until March 2013, Mr. Kinder served as the Treasurer of Kinder Morgan Management, LLC, Kinder Morgan G.P., Inc. and Kinder Morgan Inc., and he also served as the Vice President, Corporate Development of each of these entities since October 2002. Mr. Kinder served as Treasurer of Kinder Morgan Holdco LLC from May 2007 until February 2011, and continued in the role of Vice President, Corporate Development and Treasurer of Kinder Morgan Inc. upon its conversion. From May 2012 until March 2013, he served as Vice President, Corporate Development and Treasurer of the general partner of El Paso Pipeline Partners, L.P., a master limited partnership that owns and operates natural gas transportation, pipelines, storage and other assets. Since February 2015, Mr. Kinder has served as a member of the board of directors of Zenith Energy Partners, an international terminal development and operational company for petroleum, natural gas liquids and petrochemicals; Sunova Energy Corp., a residential solar service company; and on various other civic and professional organizations. Except as previously mentioned, in the past five years, Mr. Kinder has not served as a director of a public company or a registered investment company in the last five years. We believe that Mr. Kinder’s many years of experience in the acquisition, divestiture and development of midstream energy assets and the financing of such transactions, as well as his knowledge of the industries in which we operate and master limited partnerships generally, make him particularly well-suited to serve on the board of directors of our general partner.
Michael C. Linn has served as a member of the board of directors of our general partner and as the Chairman of our Conflicts Committee and a member of the Audit Committee since October 2013. Mr. Linn is the founder, President and Chief Executive Officer of MCL Ventures LLC, a private oil, gas, and real estate investment firm. Mr. Linn is the founder of Linn Energy, LLC (“Linn Energy”), an independent oil and natural gas company, and has served as a director of Linn Energy since December 2011. Prior to such time, he served as Executive Chairman of the board of directors of Linn Energy from January 2010 to December 2011 and Chairman and Chief Executive Officer of Linn Energy from December 2007 to January 2010. Mr. Linn has served as a member of the board of directors of Nabors Industries Ltd., which owns and operates national and international land drilling and servicing rigs, since February 2012; a senior advisor to Quantum Energy Partners, LLC, a private equity provider, since December 2012; a member of the board of directors of Centrica, plc, an integrated energy company, since June 2013; a member of the board of directors of LinnCo LLC, the publicly traded holding company of Linn Energy, since April 2012; a member of the board of directors of Black Stone Minerals, L.L.C., a private holding company, since March 2015; a former member of the board of directors of the general partner of Black Stone Minerals, L.P., a publicly traded owner and operator of U.S. oil and natural gas minerals and royalty interests; and a member of various other civic and professional organizations. Except as listed above, Mr. Linn has not served as a director of a public company or a registered investment company in the last five years. We believe that Mr. Linn’s many years of experience as the chief executive officer of a publicly traded oil and gas company, as well as his deep industry knowledge and prior public company board experience, make him particularly well-suited to serve on the board of directors of our general partner.
Scott D. Weaver has served as a director of our general partner since July 2013. Mr. Weaver has also served as a director of Western since September 2005. Mr. Weaver has served as one of Western’s executive officers since September 2005, and is currently Western’s Vice President, Assistant Treasurer and Assistant Secretary. From 2000 to August 2005, he served as Chief Financial Officer, Treasurer and Secretary of one of Western’s affiliates. Mr. Weaver also served as Western’s Chief Administrative Officer from September 2005 to December 2007 and as interim Treasurer for Western from September 2009 to January 2010. From December 2013 to April 2014, Mr. Weaver served as Interim Vice President-Administration of Northern Tier Energy GP LLC, the general partner of Northern Tier, and Northern Tier Energy LLC, a wholly-owned operating subsidiary of Northern Tier. Mr. Weaver currently serves on the boards of directors of Encore Wire Corporation, a publicly traded copper wire manufacturing company; WIG Holdings, Inc., a privately held insurance holding company; Wellington Insurance Company, a privately held insurance holding company; and Vomaris Innovations, Inc., a privately held medical device company. In addition, in November 2013, he was elected to the Board of Directors of Northern Tier Energy GP LLC and Northern Tier Energy LLC. Except as provided above, Mr. Weaver has not served as a director of a public company or a registered investment company in the past five years. Mr. Weaver’s extensive understanding of our business and operations as well as the production and marketing, terminalling, transportation and storage of crude oil and refined products are key attributes, among others, that make him well qualified to serve as a director. Mr. Weaver also has an extensive understanding of the business and operations of our sponsor, Western, and brings to the Board leadership and industry experience. Mr. Weaver’s experience as the Chief Financial Officer of other public entities and his knowledge of public company finance matters are key attributes that make him well qualified to serve as a director.
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
Lowry Barfield has served as the Senior Vice President-Legal, General Counsel and Secretary of our general partner since July 2013. Mr. Barfield has also served as Western’s Senior Vice President-Legal, General Counsel and Secretary since 2007. Previously, Mr. Barfield served as Western’s primary outside counsel from 1999 until November 2005, when he joined Western as Vice President - Legal, General Counsel and Secretary. In November 2013, Mr. Barfield was elected to the Board of Directors of Northern Tier Energy GP LLC, the general partner of Northern Tier, and Northern Tier Energy LLC, a wholly-owned operating subsidiary of Northern Tier.
Jeffrey S. Beyersdorfer has served as the Senior Vice President-Treasurer, Director of Investor Relations and Assistant Secretary of our general partner since July 2013. Mr. Beyersdorfer has also served as Western’s Senior Vice President-Treasurer and Assistant Secretary since January 2010. He also served as Western’s Director of Investor Relations from January 2010 to December 2014. From 2008 to 2009, Mr. Beyersdorfer served as Corporate Treasurer of FMC Technologies, Inc., where he was responsible for treasury operations, balance sheet management, foreign exchange and risk management. From 2002 to 2007, Mr. Beyersdorfer served as Vice President-Treasurer of Smurfit-Stone Container Corporation. From 1997 to 2002, he served as the Vice President-Corporate Development for Premcor, Inc., an independent oil refiner.
Matthew L. Yoder has served as Senior Vice President-Operations of our general partner since July 2013. Mr. Yoder has also served as Western’s Senior Vice President-Retail and Administration since December 2007.
Compliance with Section 16(a) of the Securities Exchange Act
Section 16(a) of the Securities Exchange Act of 1934 ("Exchange Act") requires our (or those of our general partner) officers, directors and persons who beneficially own more than 10% of our common units to file reports of securities ownership and changes in such ownership with the SEC. Officers, directors and greater than 10% beneficial owners also are required by rules promulgated by the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of the Forms 3 and 4, including any amendments, filed with the SEC in 2015 (no Forms 5, or any amendments, were filed with respect to 2015), all required report filings by our (or our general partner's) directors and executive officers and greater than 10% affiliated beneficial owners were timely made.
Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics that applies to all directors, officers and employees as well as a Code of Ethics for the Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer. These codes are posted on our website at www.wnrl.com under "Corporate Governance" in the "Investor Relations" section. In addition, paper copies of these codes are available to all unitholders free of charge by calling (915) 534-1400 or by writing to Lowry Barfield, Secretary, at our corporate headquarters located at 123 W. Mills Avenue, Suite 200, El Paso, Texas 79901. We will, within the time periods proscribed by the SEC and the NYSE, timely post on our website at www.wnrl.com any amendments to these codes and any waiver applicable to any of the Chief Executive Officer, Chief Financial Officer or Principal Accounting Officer.
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
We do not allocate any portion of the expense reimbursement provided for in the omnibus or services agreements to services provided by an individual executive officer to us; rather, the amount reimbursed covers a wide range of selling, general and administrative costs that Western calculates annually at its discretion.
All of our executive officers are compensated for the services they perform for us solely through awards of equity-based compensation granted pursuant to the LTIP. Western provides compensation to its executives in the form of base salaries, annual performance bonuses, long-term performance unit awards, restricted share unit awards and participation in various employee benefits plans and arrangements, including the Western match for the Western 401(k) plan and Western-paid life insurance premiums. The form and amount of compensation provided by Western is determined solely by Western. We compensate our executive officers for the services they perform for us solely through awards of equity-based compensation with the goal of compensating them in a way that meaningfully aligns their interests with the interests of our unitholders.
COMPENSATION DISCUSSION AND ANALYSIS
This "Compensation Discussion and Analysis" or "CD&A" sets forth the objectives and principles underlying the Partnership's executive compensation programs and the key executive compensation decisions that were made for 2015. It also explains the most important factors relevant to such decisions. This CD&A provides context and background for the compensation earned by and awarded to our named executive officers, as reflected in the compensation tables that follow the CD&A. Our named executive officers for 2015 consist of the following executive officers of our general partner:
•Jeff A. Stevens, President and Chief Executive Officer
•Gary R. Dalke, Executive Vice President and Interim Chief Financial Officer
•Mark J. Smith, Executive Vice President
•Lowry Barfield, Senior Vice President - Legal, General Counsel and Secretary

•	Matthew L. Yoder, Senior Vice President - Operations

•	Karen B. Davis, Former Chief Financial Officer
Mr. Dalke served as Chief Financial Officer of the general partner of the Partnership until December 1, 2014, when he was promoted to Executive Vice President and Ms. Davis was named Chief Financial Officer of the general partner. Ms. Davis resigned on February 2, 2015, in order to accept the position of Executive Vice President and Chief Financial Officer of Northern Tier Energy LLC and Northern Tier Energy GP LLC, the general partner of Northern Tier. Mr. Dalke was appointed Executive Vice President and Interim Chief Financial Officer of the general partner on February 2, 2015.
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

We do not maintain any employee benefit plans or arrangements, any defined benefit pension plan or nonqualified deferred compensation plans, or any retirement plans. Western provides compensation to its executives in the form of base salaries, annual performance bonuses, long-term performance unit awards, restricted share unit awards and participation in various employee benefits plans and arrangements, including the Western match for the Western 401(k) plan and Western-paid life insurance premiums. We reimburse our general partner for the costs it pays to Western for the compensation and benefits of the Western employees, including executive officers, who provide services to operate our business. Western may provide different and/or additional compensation to our executive officers to ensure the officers have a balanced, comprehensive and competitive compensation structure. Although we will bear an allocated portion of Western’s costs of providing compensation and benefits to the Western employees who serve as the executive officers of our general partner, we will have no control over such costs and will not establish or direct the compensation policies or practices of Western.
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
Role of Certain Senior Officers. The board of directors makes all compensation decisions related to our named executive officers; however, Jeff A. Stevens, the President and Chief Executive Officer, may from time to time, as requested by the board, provide information and recommendations relating to the other executive officers' compensation. Such information may include the executive officers' roles and responsibilities, their individual performance including their individual impact on the Partnership's performance, and such other information as may be requested by the board.
Role of Compensation Consultants. The board of directors has determined it is appropriate to engage an independent outside compensation consultant to provide comprehensive analysis and recommendations as to named executive officer compensation every three years with interim annual updates. To the extent the board perceives there are significant shifts in compensation trends or the Partnership's operations or if the board determines in its discretion to modify named executive officer compensation, then the board of directors may retain an independent compensation consultant to provide comprehensive or interim analyses more or less frequently.
At the end of 2014, the board of directors of the general partner retained Pearl Meyer & Partners ("PM&P") to provide a comprehensive analysis of the Partnership's director and named executive officer compensation and to provide comparative data and associated recommendations regarding peer groups. PM&P provided its analysis in January 2015, and the board of directors utilized this data and analysis, in conjunction with the other sources of information in awarding time-based phantom unit awards to the named executive officers in March of 2015 (the "2015 PUAs").
PM&P provided an interim update to its January 2015 comprehensive analysis of named executive officer compensation in October 2015 to assist the board of directors of the general partner in establishing compensation for the named executive officers for the 2016 fiscal year.
In connection with retaining PM&P to provide the analysis of director and executive officer compensation described above, the board of directors evaluated the independence of PM&P and concluded that PM&P was independent under the standards set forth in the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules of the SEC and that its work did not raise any conflict of interest. The board of directors considered the following when making this determination:

•	PM&P performed no services for the Partnership other than the provision of advice regarding the evaluation and disclosure of director and executive officer compensation;

•	The ratio of fees PM&P receives from the Partnership compared to PM&P's total revenue is less than 1%;

•	PM&P retains a "conflicts policy" to prevent any conflict of interests between PM&P and the Partnership;

•
None of PM&P's staff providing services to the Partnership has any business or personal relationship with any executive or board member of our general partner other than the provision of the services to the general partner's board of directors;

•	None of the PM&P personnel performing services for the Partnership individually owns any Partnership common units; and

•	PM&P has not provided nor received from the Partnership any gifts, benefits or donations other than its compensation for providing services.

In addition, PM&P interacts directly with the board of directors, and only interacts with the Partnership's management at the request of or with the knowledge of the board of directors.
Role of Market Data and Peer Groups. With the help of its independent outside compensation consultant, the board of directors of the general partner of the Partnership utilizes market data, supplemented with broad-based compensation survey data, to provide a comprehensive view of the competitive market. This market data is drawn from master limited partnerships that are comparable to the Partnership. The board of directors of the general partner utilizes this market data, as supplemented with broad-based compensation survey data, as comparative information and not as a formulaic approach to compensate our executive officers. The board of directors generally targets total long-term incentive compensation to named executive officers to be competitive with our peers and reflective of the actual performance of the named executive officer and the Partnership's accomplishments over the prior year. The board believes this will help position the Partnership to attract and retain the management talent necessary to effectively manage and lead the Partnership while utilizing time-based equity awards to further align executives interests with the Partnership's unitholders.
The board of directors considered compensation paid to executive officers of the peer group below (the "2015 Peer Group") in establishing named executive officer compensation in January 2015:

Compensation Peer Group
Access Midstream Partners, L.P.
Alon USA Partners, LP
CVR Refining, LP
Exterran Partners, L.P.
Holly Energy Partners L.P.
MPLX LP
PBF Logistics LP
Phillips 66 Partners LP
Rose Rock Midstream, L.P.
Spectra Energy Partners, LP
Sunoco Logistics Partners L.P.
Tesoro Logistics LP
Valero Energy Partners LP
Williams Partners L.P.
The board of directors consulted with PM&P in selecting the 2015 Peer Group, and considered the Partnership's operations and competitive posture following the Wholesale Acquisition, as well as the number and composition of the companies in the peer group including their total revenue and market capitalization among other items. At the time of such analysis, based on the data available at that time, the revenues of these peer group companies were estimated to range from $51 million to $18.7 billion. The companies included in the Partnership's peer group includes companies that the Partnership believes it competes with operationally and/or for competitive talent. The 2015 Peer Group included companies that were not previously included in the compensation peer group utilized in prior years and contained companies more closely aligned with the Partnership's operations following the Offering and Wholesale Acquisition.
In connection with establishing named executive officer compensation for 2016, PM&P provided an interim update to its January 2015 comprehensive analysis of named executive officer compensation in October 2015. In evaluating compensation for 2016, the board of directors considered the 2015 Peer Group and considered it to be representative of companies that the Partnership competes with operationally and/or for competitive talent and determined to maintain the composition of the Partnership's peer group for 2016 compensation decisions. At the time of such interim analysis, based on the data available at that time, the revenues of the 2015 Peer Group were estimated to range from $136 million to $13.1 billion.
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

Named Executive Officer Compensation for 2015
The board of directors of our general partner made a grant of Awards under the LTIP to our executive officers in the form of time-based phantom units in March 2015, which are scheduled to vest near the end of March of 2016, 2017, 2018, 2019 and 2020. In addition, in 2015, previous awards of time-based phantom unit awards granted to executive officers in 2014 vested. None of the named executive officers have been granted or hold any unit options or unit appreciation rights and none participate in a pension plan or non-qualified deferred compensation plan.
Compensation paid or awarded by us in 2015 to our executive officers, consisted only of time-based phantom unit awards granted under the LTIP. The compensation tables set forth below provide information regarding the Partnership's named executive officers for services rendered in all capacities to the Partnership and its subsidiaries for 2015.
Phantom units are rights to receive common units, cash or a combination of both at the end of a specified period. The 2015 PUAs granted to the executive officers will vest and settle in equal installments near the end of March of 2016, 2017, 2018, 2019 and 2020, subject to the named executive officer's continued provision of services to the general partner and the Partnership through the applicable vesting dates. The 2015 PUAs may be satisfied by delivery of common units, cash equal to the fair market value of the specified number of common units covered by the award on the vest date, or any combination thereof as determined by the board of directors. The 2015 PUAs included dividend equivalent rights ("DERs"). DERs entitle the participant to receive cash at the time of vesting equal to the amount of any cash distributions made by us during the period the DER is outstanding. DERs that relate to the 2015 PUAs will be forfeited to the extent the award is forfeited.
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
Named Executive Officer Compensation for 2016
In February 2016, the board of directors considered executive officer compensation for 2016 and used the processes and objectives consistent with those set forth above for 2015 executive officer compensation. The board of directors granted awards under the LTIP to our executive officers in the form of time-based phantom unit awards to compensate our executive officers for their services as officers of our general partner. In accordance with the SEC's rules and regulations, these time-based phantom unit awards will be reflected in the summary compensation table for compensation paid to named executive officers in 2016 that will be included in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
Paul L. Foster, Chairman
Andrew L. Atterbury
David D. Kinder
Michael C. Linn
Jeff A. Stevens
Scott D. Weaver

2015 SUMMARY COMPENSATION TABLE

		Unit Awards	Total
Name and Principal Position	Year	($)(1)	($)
Jeff A. Stevens	2015	390,492	390,492
Chief Executive Officer, President and Director	2014	1,745,755	1,745,755
Gary R. Dalke	2015	95,486	95,486
Executive Vice President and Interim Chief Financial Officer (2)	2014	748,733	748,733
Mark J. Smith	2015	66,301	66,301
Executive Vice President	2014	954,353	954,353
Lowry Barfield	2015	77,090	77,090
Senior Vice President - Legal, General Counsel and Secretary	2014	667,258	667,258
Matthew L. Yoder	2015	267,000	267,000
Senior Vice President - Operations
Karen B. Davis	2015	—	—
Former Chief Financial Officer (3)	2014	366,682	366,682

(1)
This column represents the full value of all compensation paid to our named executive officers for the services they provide to us and is the aggregate grant date fair value for awards of time-based phantom unit awards granted to each named executive officer in 2014 and 2015. We paid no compensation to the named executive officers in 2013, the year of our initial public offering. All amounts in this column are calculated in accordance with Financial Accounting Standards Board Accounting Codification Topic 718, Compensation - Stock Compensation ("FASB ASC Topic 718") by multiplying the volume of phantom units granted by the closing price of the Partnership's common units as of the grant date. For a further discussion of the assumptions and methodologies used to value the awards reported in this column, see the discussion contained in Note 2, Summary of Accounting Policies, in the Notes to Consolidated Financial Statements.

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

(3)
Karen B. Davis served as the Chief Financial Officer of the general partner of the Partnership from December 1, 2014, to February 2, 2015. Effective on February 2, 2015. Ms. Davis resigned as Chief Financial Officer and subsequently forfeited the phantom units awarded to her on December 1, 2014, and reported above.

GRANTS OF PLAN-BASED AWARDS — FISCAL 2015

	Grant	Number of Shares of Stock or Units	Grant Date Fair Value of Stock and Option Awards
Name	Date	(#)(1)	($)(2)
Jeff A. Stevens	3/26/2015	13,246	390,492
Gary R. Dalke	3/26/2015	3,239	95,486
Mark J. Smith	3/26/2015	2,249	66,301
Lowry Barfield	3/26/2015	2,615	77,090
Matthew L. Yoder	3/26/2015	9,057	267,000
Karen B. Davis (3)	—	—	—

(1)	This column reflects the number of phantom units awarded to each named executive officer during 2015.

(2)
This column represents the grant date fair value of the phantom units awarded on March 26, 2015. This amount is computed in accordance with FASB ASC Topic 718 and is calculated by multiplying the volume of phantom units granted by the closing price of the Partnership's common units as of the grant date. The closing price of the Partnership's common units on March 26, 2015, was $29.48. For a further discussion of the assumptions and methodologies used to value the awards reported in this column, see Note 2, Summary of Accounting Policies, in the Notes to Consolidated Financial Statements.

(3)	Ms. Davis resigned effective February 2, 2015, and thus did not receive a phantom unit award for 2015.

OUTSTANDING EQUITY AWARDS AT FISCAL 2015 YEAR END

	Unit Awards
	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested
Name	(#)(1)	($)(2)
Jeff A. Stevens	63,847	1,566,167
Gary R. Dalke	24,941	611,803
Mark J. Smith	29,911	733,717
Lowry Barfield	21,955	538,556
Matthew L. Yoder	22,811	559,554
Karen B. Davis (3)	—	—

(1)
Amounts in this column represent equity awards of time-based phantom unit awards that were outstanding as of December 31, 2015. The following table presents by grant date the vesting schedule of outstanding awards of phantom units as of December 31, 2015, the last business day of the fiscal year:

	Grant Awards (a)
	Grant	Units	Remaining Annual Vestings
Name	Date	Granted	2016	2017	2018	2019	2020
Jeff A. Stevens	1/31/2014	63,252	12,651	12,650	12,650	12,650
	3/26/2015	13,246	2,650	2,649	2,649	2,649	2,649
Gary R. Dalke	1/31/2014	27,128	5,426	5,426	5,425	5,425
	3/26/2015	3,239	648	648	648	648	647
Mark J. Smith	1/31/2014	34,578	6,916	6,916	6,915	6,915
	3/26/2015	2,249	450	450	450	450	449
Lowry Barfield	1/31/2014	24,176	4,835	4,835	4,835	4,835
	3/26/2015	2,615	523	523	523	523	523
Matthew L. Yoder	1/31/2014	17,193	3,439	3,439	3,438	3,438
	3/26/2015	9,057	1,812	1,812	1,811	1,811	1,811

(a)
These columns represent equity awards of time-based phantom unit awards, granted on the date noted, that remain subject to vesting requirements as of December 31, 2015. The time-based phantom unit awards granted on January 31, 2014 and March 26, 2015, vest ratably over five years on the fourth business day prior to the end of the Partnership's first fiscal quarter in each year following the grant date.

(2)
The market value of the unvested time-based phantom units was calculated by multiplying the number of unvested time-based phantom units by $24.53, the closing price of the Partnership's common units on December 31, 2015, the last business day of the fiscal year.

(3)	Ms. Davis resigned effective February 2, 2015, and forfeited all time-based phantom units awarded to her in 2014; no awards were made to Ms. Davis in 2015.
Potential Payments Upon Termination or Change of Control
As the only compensation provided to named executive officers are equity awards of time-based phantom units under the Partnership's LTIP, the terms of the phantom unit award agreement and the LTIP govern in the event a named executive officer terminates service either within or outside a change of control period. Pursuant to the phantom unit award agreement, if a named executive officer separates from service due to his death or Disability or during the 24 months following a Change of Control and such termination is without Cause or for Good Reason (each capitalized term is defined in the phantom unit award agreement and is described below), prior to the date that all phantom units under the award have vested, then the named executive officer will be entitled to immediate vesting of all unvested phantom unit awards. If a named executive officer separates from service for any other reason, then unless the phantom unit award is accelerated in whole or in part by the board of directors, in its sole discretion, then all unvested phantom unit awards shall be forfeited as of the date of such separation from service.
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
Pursuant to the terms of the LTIP, a “Change of Control” means, and shall be deemed to have occurred upon one or more of the following events:

i.
any “person” or “group” within the meaning of those terms as used in Sections 13(d) and 14(d)(2) of the Exchange Act, other than members of the general partner, the Partnership, or an affiliate of either the general partner or the Partnership, shall become the beneficial owner, by way of merger, consolidation, recapitalization, reorganization or otherwise, of 50% or more of the voting power of the voting securities of the general partner or the Partnership;

ii.	the limited partners of the general partner or the Partnership approve, in one transaction or a series of transactions, a plan of complete liquidation of the general partner or the Partnership;

iii.	the sale or other disposition by either the general partner or the Partnership of all or substantially all of its assets in one or more transactions to any person other than an affiliate;

iv.	the general partner or an affiliate of the general partner or the Partnership ceases to be the general partner of the Partnership;

v.	any event that is a “Corporate Change” under Section 4.5(c)(1),(2), or (3) of the 2010 Incentive Plan of Western Refining, Inc., as amended; or

vi.	any other event specified as a “Change of Control” in an applicable award agreement.

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
This description of the named executive officer phantom unit award agreement does not purport to be a complete statement of the parties' rights and obligations thereunder. The above statements are qualified in their entirety by reference to the form of phantom unit award agreement, which is incorporated by reference as an exhibit to this annual report.

Assuming the named executive officers experienced a separation from service as of December 31, 2015, due to death or Disability or during the 24 months following a Change of Control and such termination is without Cause or for Good Reason, then the following payments would be applicable for each named executive officer.

	Accelerated Vesting of Phantom Units	Total
Name	($)(1)	($)
Jeff A. Stevens	1,566,167	1,566,167
Gary R. Dalke	611,803	611,803
Mark J. Smith	733,717	733,717
Lowry Barfield	538,556	538,556
Matthew L. Yoder	559,554	559,554
Karen B. Davis (2)	—	—

(1)
This column represents the market value of the time-based phantom units subject to acceleration calculated by multiplying the number of unvested units on December 31, 2015, by $24.53, which was the closing price of the Partnership's common units on December 31, 2015.

(2)	Ms. Davis resigned effective February 2, 2015. All outstanding phantom unit awards were forfeited upon her resignation. She did not receive any payments or benefits as a result of her resignation.

Neither we nor Western allocate any portion of the expense reimbursement provided for in the omnibus or services agreements to services provided by an individual executive officer to us, including upon a named executive officer terminating service; rather, the amount reimbursed covers a wide range of selling, general and administrative costs that Western calculates annually at its discretion.
Director Compensation
Non-Employee Director Compensation Process Generally
The compensation paid to directors of our general partner who do not also serve as an officer or employee of our general partner ("Non-employee Directors") is designed to attract and retain nationally recognized, highly qualified directors to lead the Partnership and to meaningfully align the interests of directors with the interests of unitholders. Since the Offering, Non-employee Director compensation has consisted of both cash and equity awards under our LTIP.
Our general partner’s board of directors is not required to maintain, and does not maintain, a compensation committee. Accordingly, the board of directors evaluates and sets Non-employee Director compensation. In setting Non-employee Director compensation, the board of directors generally follows a process similar to that used for setting named executive officer compensation, as discussed above. The board of directors considers the advice, analysis and information provided by independent compensation consultants as well as the current market conditions and industry environment in which the Partnership operates. The board of directors further considers the significant amount of time that directors spend fulfilling their duties and the skill and experience required of the directors. After considering all of these factors and using their common sense, experience and judgment, the board of directors established a Non-employee Director compensation program comprised of both cash and equity components awarded under our LTIP in the amounts described below for each of 2015 and 2016.
Non-Employee Director Compensation for 2015
The board of directors has determined to engage an independent outside compensation consultant every three years to provide comprehensive analysis and recommendations as to Non-employee Director compensation. To the extent the board perceives there are significant shifts in compensation trends or the Partnership's operations or if the board determines in its discretion to modify Non-employee Director compensation, then the board of directors may retain an independent compensation consultant to provide comprehensive or interim analyses more or less frequently.
At the end of 2014, the board of directors of the general partner retained PM&P to provide a comprehensive analysis of the Partnership's director and named executive officer compensation and to provide comparative data and associated recommendations regarding peer groups. PM&P provided its analysis in January 2015, and the board of directors utilized this data and analysis, in conjunction with the other sources of information described above, in setting 2015 Non-employee Director compensation.
Officers or employees of our general partner who also serve as directors of our general partner do not receive additional compensation for such service. Currently, Mr. Stevens is the only director who is also an officer of our general partner, and as such, he does not receive additional compensation for such service as a director. In 2015, Non-employee Directors received compensation as follows:

•	A cash retainer of $65,000 per year, paid quarterly in arrears.

•	For the Audit Committee chair, an additional cash retainer of $15,000 per year and for the Conflicts Committee chair, an additional cash retainer of $10,000 per year, each paid quarterly.

•	An additional cash payment of $1,500 for each board of directors or committee meeting attended.

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
On August 5, 2015, the board of directors granted Non-employee Directors phantom units that generally vest and settle in September 2016, subject to the director's continued provision of services to the general partner and the Partnership through the applicable vesting date. The phantom units may be satisfied by delivery of common units, cash equal to the fair market value of the specified number of common units covered by the award on the vest date, or any combination thereof as determined by the board of directors. The phantom units include DERs, which entitle the director to receive cash at the time of vesting equal to the amount of any cash distributions made by the Partnership during the period the DER is outstanding. DERs that relate to the phantom units will be forfeited to the extent the award is forfeited.
The following table reflects all compensation granted to each Non-employee Director during 2015. Mr. Stevens serves as the Chief Executive Officer and President of our general partner and, as such, does not receive any additional compensation for his service as a director.
2015 NON-EMPLOYEE DIRECTOR COMPENSATION

	Fees Earned or Paid in Cash	Stock Awards	Total
Name	($)(1)	($)(2)(3)(4)	($)
Paul L. Foster	72,500	75,000	147,500
Scott D. Weaver	72,500	75,000	147,500
David D. Kinder	104,000	75,000	179,000
Michael C. Linn	99,000	75,000	174,000
Andrew L. Atterbury	89,000	75,000	164,000

(1)
The amounts in this column reflect the annual cash fees earned for each Non-employee Directors' board and committee service during the 2015 fiscal year for services provided during 2015. Annual cash fees are paid quarterly in arrears.

(2)
On August 5, 2015, each of the Non-employee Directors received a grant of 3,104 phantom units, representing his annual phantom unit award grant of $75,000, based on the closing trading price of $24.16 per common unit of the Partnership.

(3)
This amounts in this column represent the aggregate grant date fair value of the award of phantom units, computed in accordance with FASB ASC Topic 718. All amounts in this column are calculated, in accordance with FASB ASC Topic 718, by multiplying the volume of phantom units granted by the closing price of a unit of our common units as of the date of grant. For a further discussion of the assumptions and methodologies used to value the awards reported in this column, see Note 2, Summary of Accounting Policies, in the Notes to Consolidated Financial Statements.

(4)	As of December 31, 2015, each Non-employee Director had the following number of outstanding phantom unit awards:

Stock Awards
Number Phantom Units That Have Not Vested
Name	(#)(1)
Paul L. Foster	3,104
Scott D. Weaver	3,104
David D. Kinder	3,104
Michael C. Linn	3,104
Andrew L. Atterbury	3,104

(a)	Equity awards of phantom units granted to non-employee directors generally will vest in full twelve months after the grant date.
Non-Employee Director Compensation for 2016
In October 2015, the board of directors evaluated Non-employee Director compensation for 2016, including the factors described above in Non-Employee Director Compensation Process Generally, and the analysis provided by PM&P in January 2015 of the Partnership's Non-employee Director compensation, comparative data and associated recommendations regarding peer groups. Following this evaluation, the board of directors determined to maintain the current levels of Non-employee Director compensation as described above.
Unit Ownership Guidelines
The board of directors has approved common unit ownership guidelines for each of the Non-employee Directors equal to three times such director's annual cash retainer. Non-employee Directors may satisfy their ownership requirements with common units, units that are time-vested restricted units, phantom units or restricted units held directly or indirectly or in a retirement or deferred compensation account. Each Non-employee Director has five years from the adoption of the guidelines to achieve these ownership levels and newly elected directors have five years from the date they are elected or appointed, as applicable, to meet these requirements. The board is responsible for monitoring compliance with these guidelines. As of the date of this Annual Report on Form 10-K, all of the Non-employee Directors satisfy the minimum unit ownership requirements.
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
We report the amounts and percentage of units beneficially owned on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. The rules of the SEC deem a person a “beneficial owner” of a security if that person has or shares “voting power” that includes the power to vote or to direct the voting of the security, or “investment power” that includes the power to dispose of or to direct the disposition of the security. In computing the number of common units beneficially owned by a person and the percentage ownership of that person, common units subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of February 19, 2016, if any, are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all units that they beneficially own, subject to community property laws where applicable.

The following table includes common units granted under the LTIP and that directors and executive officers have purchased, including through the directed unit program during the Offering. The percentage of our units beneficially owned is based on a total of 24,446,384 common units and 22,811,000 subordinated units outstanding. The percentage of Western shares beneficially owned is based on a total of 91,225,156 common shares outstanding.

	Western Refining Logistics, LP					Western Refining, Inc.
Name of Beneficial Owner (1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Percentage of Total Common and Subordinated Units Beneficially Owned	Common Stock Beneficially Owned		Percentage of Common Stock Beneficially Owned
Paul L. Foster (2)	254,448	1.0%	—	—	0.5%	19,060,200		20.9%
Jeff A. Stevens	111,637	0.5%	—	—	0.2%	3,212,965		3.5%
Scott D. Weaver	29,448	0.1%	—	—	*	1,303,382		1.4%
Mark J. Smith	37,037	0.2%	—	—	*	37,182		*
Michael C. Linn	16,948	*	—	—	*	—		—
Gary R. Dalke	17,288	*	—	—	*	38,787		*
Matthew L. Yoder	16,625	*	—	—	*	55,047		0.1%
Jeffrey S. Beyersdorfer	9,079	*	—	—	*	64,494		0.1%
Andrew L. Atterbury	21,721	*	—	—	*	—	—	—
David D. Kinder	13,448	*	—	—	*	—		—
William R. Jewell	5,644	*	—	—	*	97,084		0.1%
Lowry Barfield	8,624	*	—	—	*	43,922		*
Karen B. Davis (7)	—	—	—	—	—	—		—
All directors and executive officers as a group (13 persons)	541,947	2.2%	—	—	1.1%	23,913,063		26.2%
Other 5% or more unitholders:
Western Refining, Inc. (3)	8,579,623	35.1%	22,811,000	100.0%	66.4%	—		—
Goldman Sachs Asset Management (4)	1,261,558	5.2%	—	—	2.7%	—		—
Harvest Fund Advisors LLC (5)	3,753,899	15.4%	—	—	7.9%	—		—
Atlantic Trust Group LLC (6)	1,727,152	7.1%	—	—	3.7%	—		—

*	Less than .1%.

(1)	Unless otherwise indicated, the address for all beneficial owners in this table is 123 W. Mills Avenue, Suite 200, El Paso, Texas 79901.

(2)
Of the Western shares indicated as beneficially owned by Mr. Foster, 15,654,581 are beneficially owned by Franklin Mountain Investments Limited Partnership ("FMILP"), in which Mr. Foster holds a 100.0% interest. Mr. Foster is the sole shareholder and President of Franklin Mountain G.P., LLC, the General Partner of FMILP and, as such, he may be deemed to have voting and dispositive power over the shares beneficially owned by FMILP. Of the shares beneficially owned by Mr. Foster, 3.4 million shares are pledged as collateral on lines of credit.

(3)
As of December 31, 2015, Western indirectly held 8,579,623 common units and 22,811,000 subordinated units. Western Refining Southwest, Inc. ("WRSW"), a wholly-owned subsidiary of Western, is the record holder of 8,579,623 common units and 22,811,000 subordinated units. Western is the ultimate parent company of Western Refining Southwest, Inc. and may, therefore, be deemed to beneficially own the units held by it. Western files information with or furnishes information to the Securities and Exchange Commission pursuant to the information requirements of the Securities Exchange Act of 1934, as amended. As of December 31, 2015, Western also indirectly held, through WRSW, 80,000 TexNew Mex Units.

(4)
According to a Schedule 13G/A filed with the SEC on February 8, 2016, by Goldman Sachs Asset Management, with an address of 200 West Street, New York, New York 10282. The Schedule 13G reports that Goldman Sachs Asset Management, L.P. and GS Investment Strategies, LLC share voting and dispositive power with respect to the reported units.

(5)
According to a Schedule 13G filed with the SEC on February 5, 2016, by Harvest Fund Advisors LLC, with an address of 100 W. Lancaster Ave, Ste 200, Wayne, Pennsylvania 19087. The Schedule 13G reports that Harvest Fund Advisors LLC holds sole voting and sole dispositive power with respect to the reported units.

(6)
According to a Schedule 13G filed with the SEC on February 4, 2016, by Atlantic Trust Group LLC, with an address of 3290 Northside Parkway, 7th Floor, Atlanta, GA 30327. The Schedule 13G reports that Atlantic Trust Group LLC holds sole voting and sole dispositive power with respect to the reported units.

(7)
Ms. Davis resigned as Chief Financial Officer effective February 2, 2015 in order to take on the role of Executive Vice President and Chief Financial Officer of Northern Tier Energy LLC and Northern Tier Energy GP, LLC, the general partner of Northern Tier.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information relating to our equity compensation plans as of December 31, 2015

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted average exercise price of outstanding options, warrants and rights (2)	(c) Number of securities remaining available for future issuance under equity compensation plans, excluding securities reflected in column (a)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders (3)	279,787	—	4,165,952
Total	279,787	—	4,165,952

(1)
The amounts in column (a) of this table reflect only phantom units that have been granted under the LTIP. No equity or equity-based awards have been made by us, including under the LTIP, other than the award of time-based phantom units. Phantom units represent rights to receive (at vesting) one common unit in the Partnership or an amount of cash equal to the fair market value of such unit, at the sole discretion of the board of directors of the general partner of the Partnership.

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
Certain Relationships and Related Party Transactions
As of February 19, 2016, Western owns 8,579,623 common units and 22,811,000 subordinated units, representing an approximate 66.4% limited partner interest in us. Western also owns through its wholly-owned subsidiary, WRSW, 80,000 TexNew Mex Units. Transactions with Western and its affiliated entities are considered to be related party transactions because Western and its affiliates own more than 5% of our equity interests; in addition, Western's executive officers serve as executive officers of both Western and our general partner.
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
Procedures for Review, Approval and Ratification of Transactions with Related Persons
The Audit Committee of our general partner is generally charged with the responsibility of reviewing, approving and ratifying all transactions with related persons that are required to be disclosed under the SEC’s rules and regulations and to determine whether such transactions are appropriate for WNRL to undertake. This responsibility is set forth in the Audit Committee’s charter which is posted on our website at www.wnrl.com or a copy of which can be provided by sending a written request to the general partner’s General Counsel at WNRL’s corporate headquarters located at 123 W. Mills Avenue, Suite 200, El Paso, Texas 79901.
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
TexNew Mex Pipeline Acquisition
On October 30, 2015, we acquired Western's TexNew Mex Pipeline System. We also acquired an 80,000 barrel crude oil storage tank located at our crude oil pumping station in Star Lake, New Mexico and certain other related assets. We acquired these assets in exchange for $170 million in cash, 421,031 common units representing limited partner interests in WNRL and 80,000 TexNew Mex Units. This purchase was between entities under common control. The cash payment was primarily financed using bank financing under our existing credit facility.

Distributions and Payments to Our General Partner and its Affiliates
We will generally make cash distributions to our unitholders pro rata, including Western, as the holder of 8,579,623 common units and 22,811,000 subordinated units. In addition, if distributions exceed the minimum quarterly distribution and other higher target distribution levels, Western will be entitled to increasing percentages of the distributions, up to 50% of the distributions above the highest target distribution level. During 2015, we declared and paid distributions that were in excess of the target distribution amounts set forth in our partnership agreement, resulting in distributions to our General Partner as the holder of incentive distribution rights.
Assuming we have sufficient available cash to pay the full minimum quarterly distribution on all of our outstanding units for four quarters, Western would receive an annual distribution of approximately $36.1 million on its common and subordinated units. See Note 15, Equity, in the Notes to Consolidated Financial Statements included in this annual report for additional information.
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
Pipeline and Gathering Services Agreement
We entered into a pipeline and gathering services agreement, as amended, with Western under which we agreed to transport crude oil on our Permian Basin system to Western’s El Paso refinery and on our Four Corners system to Western’s Gallup refinery. We charge Western fees for pipeline movements, truck offloading and product storage. During 2015, we recorded fee based revenues of $58.5 million related to this agreement.
In connection with the TexNew Mex Pipeline Acquisition, WNRL entered into the Amendment to the Pipeline Agreement. Among other things, the Amendment to the Pipeline Agreement amends the scope of the existing agreement to include the provision of storage services and a minimum volume commitment of 80,000 barrels of storage at the Star Lake storage tank. In this Amendment to the Pipeline Agreement, Western also agreed to provide a minimum volume commitment of 13,000 bpd of crude oil on the TexNew Mex Pipeline for 10 years from the date of the Amendment to the Pipeline Agreement.
In connection with the TexNew Mex Pipeline Acquisition, the General Partner adopted certain amendments to the First Amended and Restated Agreement of Limited Partnership of the Partnership by adopting the Second A&R Partnership Agreement. The amendments contained in the Second A&R Partnership Agreement create a new class of limited partner interests in the Partnership, referred to as the TexNew Mex Units, and set forth the rights, preferences and obligations of the TexNew Mex Units.
The Second A&R Partnership Agreement provides for the creation of the “TexNew Mex Shared Segment” that will reflect the financial and operating results of the TexNew Mex Pipeline. The TexNew Mex Units are generally entitled to participate in 80% of the economics attributable to the TexNew Mex Shared Segment resulting from crude oil throughput on the TexNew Mex Pipeline above the 13,000 barrels per day contemplated by the commitment in the Amendment to the Pipeline

Agreement. To the extent there is sufficient available cash from operating surplus under the Second A&R Partnership Agreement, the holder of the TexNew Mex Units will be entitled to receive a distribution equal to 80% of the excess of TexNew Mex Shared Segment Distributable Cash Flow over the TexNew Mex Base Amount. The TexNew Mex Unit distributions are preferential to all other unit holder distributions.
Terminalling, Transportation and Storage Services Agreement
We entered into a terminalling, transportation and storage services agreement, as amended, with Western under which we have agreed to, among other things, distribute products produced at Western’s refineries, connect Western’s refineries to third-party pipelines and systems and provide fee-based asphalt terminalling and processing services. At our network of crude oil and refined products terminals and related assets and storage facilities, we charge Western fees for crude oil, blendstock and refined product storage, shipments into and out of storage, and additive and blending services. At our asphalt plant and terminal in El Paso and our three stand-alone asphalt terminals, we charge Western fees for asphalt storage, shipments into and out of asphalt storage and asphalt processing and blending. During 2015, we recorded fee based revenues of $93.4 million related to this agreement.
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
Product Supply Agreement
We entered into a product supply agreement, as amended, under which Western will supply and we will purchase approximately 79,000 bpd of refined products. The price per barrel will be based upon OPIS or Platts indices on the day of delivery. Pricing is subject to annual revision based on mutual agreement between us and Western. The agreement provides for make-up payments to us in any month that our average margin on non-delivered rack sales is less than a certain amount. During 2015 we recorded $6.0 million in revenues related to make-up payments from Western under this agreement.
Fuel Distribution and Supply Agreement
We entered into a fuel distribution and supply agreement under which Western agreed to purchase all of its retail requirements for branded and unbranded motor fuels for its retail and unmanned fleet fueling sites at a price per gallon that is $0.03 above our cost. Western has agreed to purchase a minimum of 645,000 barrels per month of branded and unbranded motor fuels for its retail and unmanned fleet fueling sites. In any month that Western doesn’t purchase the minimum volume, Western will pay us $0.03 per gallon shortfall. In any month in which Western purchases volumes in excess of the minimum, we will pay Western $0.03 per gallon over the minimum until the balance of the trailing twelve month shortfall payments is reduced to $0. During 2015 we recorded $9.6 million in revenues from Western under this agreement.
Crude Oil Trucking Transportation Services Agreement
We entered into a crude oil trucking transportation services agreement, as amended, under which Western has agreed to pay a flat rate per mile per barrel plus monthly fuel adjustments and customary applicable surcharges. The rates are subject to adjustment annually based on mutual agreement between us and Western. Western has agreed to contract a minimum of 1.525 million barrels of crude oil to us for hauling each month. During 2015 we recorded $41.9 million in revenues related to mileage rates and other adjustments and surcharges from Western under this agreement.
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
Contribution, Conveyance and Assumption Agreement
We entered into a contribution agreement with Western on September 25, 2014 under which we acquired all of the outstanding limited liability company interests of WRW, which owned substantially all of Western’s southwest wholesale assets. Among other things, Western agreed to indemnify us with respect to liabilities related to certain historical assets and operations of WRW that were not contributed to us in the Wholesale Acquisition. In addition, Western made certain representations and warranties regarding the assets of WRW, including with respect to environmental matters, and agreed to indemnify us for breaches of those representations and warranties, subject to specified deductibles, caps and other limitations.
On October 30, 2015, we entered into a contribution agreement with Western under which we acquired the TexNew Mex Pipeline System. Among other things, Western agreed to indemnify us with respect to liabilities related to certain historical assets and operations of the TexNew Mex Pipeline System that were not contributed to us in the TexNew Mex Pipeline Acquisition. In addition, Western made certain representations and warranties regarding the assets of TexNew Mex Pipeline System, including with respect to environmental matters, and agreed to indemnify us for breaches of those representations and warranties, subject to specified deductibles, caps and other limitations.
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
On May 4, 2015, we entered into a Joinder Agreement with Western and Northern Tier Energy ("NTI") that joined us as a party to the Shared Services Agreement, dated October 30, 2014, between Western and NTI and under which Western and NTI provide services to each other in support of their operations. Under the Joinder Agreement, we provide certain scheduling and other services in support of NTI’s operations and NTI reimburses us for the costs associated with providing such services. During 2015 we incurred expenses of $0.3 million that are reimbursable from NTI under the shared services agreement.
For amounts paid by us or Western, as applicable, under the above described agreements, see Note 22, Related Party Transactions to our Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data above.

The information required by Item 407(a) of Regulation S-K is included in Item 10. Directors, Executive Officers and Corporate Governance above.

Item 14.	Principal Accountant Fees and Services
For fiscal year 2015 and 2014, Deloitte & Touche LLP billed the following fees and expenses for the indicated services:

	Deloitte Fiscal Year Ended 12/31/2015	Deloitte Fiscal Year Ended 12/31/2014
Audit Fees and Expenses	$685,300	$1,218,140
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees and Expenses	$685,300	$1,218,140
Audit fees paid for the services of Deloitte during fiscal year 2015 and 2014 include fees billed for professional services rendered for (i) the audits of our consolidated financial statements; (ii) the audit of the effectiveness of our internal control over financial reporting; (iii) the review of our interim consolidated financial statements included in quarterly reports; (iv) audit of carve out financial statements during the fiscal year 2014; and (v) services provided in connection with our regulatory filings and registration statements. Fees and expenses are for services in connection with the audit of our fiscal year ended December 31, 2015 and 2014 financial statements regardless of the timing of payment for those fees and expenses.

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
2.1
Contribution, Conveyance and Assumption Agreement, dated as of October 16, 2013, by and among Western Refining Logistics, LP, Western Refining Logistics GP, LLC, Western Refining Southwest, Inc., San Juan Refining Company, LLC, Western Refining Pipeline, LLC, Western Refining Terminals, LLC, Western Refining Company, L.P. and Western Refining, Inc. (incorporated by reference to Exhibit 10.2 to WNRL's Current Report on Form 8-K, filed with the SEC on October 22, 2013).

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

2.4
Contribution, Conveyance and Assumption Agreement, dated as of October 30, 2015, by and among Western Refining, Inc., Western Refining Southwest, Inc., Western Refining Logistics GP, LLC and Western Refining Logistics, LP (incorporated by reference to Exhibit 2.1 to WNRL’s Quarterly Report on Form 8-K, filed with the SEC on November 2, 2015).

3.1
Certificate of Limited Partnership of Western Refining Logistics, LP (incorporated by reference to Exhibit 3.1 to WNRL's Registration Statement on Form S-1 (File No. 333-190135), filed with the SEC on July 25, 2013).

3.2
Second Amended and Restated Agreement of Limited Partnership of Western Refining Logistics, LP dated October 30, 2015 (incorporated by reference to Exhibit 3.1 to WNRL's Current Report on Form 8-K, filed with the SEC on November 2, 2015).

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

4.1
Indenture, dated February 11, 2015, by and among Western Refining Logistics, LP, WNRL Finance Corp., the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to WNRL's Current Report on Form 8-K, filed with the SEC on February 11, 2015).

4.2	Form of 7.50% Senior Note (included in Exhibit 4.1).
4.3
Registration Rights Agreement, dated February 11, 2015, by and among Western Refining Logistics, LP, WNRL Finance Corp. and the Guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC, Credit Agricole Securities (USA) Inc., RBS Securities Inc., SunTrust Robinson Humphrey, Inc., Barclays Capital Inc., Comerica Securities Inc., Deutsche Bank Securities Inc., PNC Capital Markets LLC, RB International Markets (USA) LLC, Regions Securities LLC and UBS Securities LLC as the Initial Purchasers (incorporated by reference to Exhibit 4.3 to WNRL's Current Report on Form 8-K, filed with the SEC on February 11, 2015).

4.4	Form of Senior Indenture (incorporated by reference to Exhibit 4.1 to Western Refining Logistics, LP’s Registration Statement on Form S-3 (File No. 333-204437), filed with the SEC on May 22, 2015).
4.5	Form of Senior Debt Securities (included in Exhibit 4.4).

Exhibit Number	Description
10.1
Credit Agreement, dated October 16, 2013, by and among Western Refining Logistics, LP, as borrower, the lenders from time to time party thereto and Well Fargo Bank, National Association, as Administrative Agent, Swingline Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to WNRL's Current Report on Form 8-K, filed with the SEC on October 22, 2013).

10.2
Omnibus Agreement, dated October 16, 2013, by and among Western Refining Logistics, LP, Western Refining Logistics GP, LLC, Western Refining, Inc., Western Refining Southwest, Inc., Western Refining Company, L.P. and Western Refining Wholesale, Inc. (incorporated by reference to Exhibit 10.3 to WNRL's Current Report on Form 8-K, filed with the SEC on October 22, 2013).

10.3
Operational Services Agreement, dated October 16, 2013, by and among Western Refining Logistics, LP, Western Refining Company, L.P. and Western Refining Southwest, Inc. (incorporated by reference to Exhibit 10.4 to WNRL's Current Report on Form 8-K, filed with the SEC on October 22, 2013).

10.4††
Pipeline and Gathering Services Agreement, dated October 16, 2013, by and among Western Refining Company, L.P., Western Refining Southwest, Inc. and Western Refining Pipeline, LLC (incorporated by reference to Exhibit 10.5 to WNRL's Current Report on Form 8-K, filed with the SEC on October 22, 2013).

10.4.1††
Amendment No. 1 to Pipeline and Gathering Services Agreement, dated as of October 16, 2013, by and among Western Refining Company, L.P., Western Refining Southwest, Inc. and Western Refining Pipeline, LLC (incorporated by reference to Exhibit 10.1 to WNRL’s Current Report on Form 8-K, filed with the SEC on November 2, 2015).

10.5††
Terminalling, Transportation and Storage Services Agreement, dated October 16, 2013, by and among Western Refining Company, L.P., Western Refining Southwest, Inc. and Western Refining Terminals, LLC (incorporated by reference to Exhibit 10.6 to WNRL's Current Report on Form 8-K, filed with the SEC on October 22, 2013).

10.6††
Product Supply Agreement, dated October 15, 2014, by and among Western Refining Southwest, Inc., Western Refining Company, L.P. and Western Refining Wholesale, LLC (incorporated by reference to Exhibit 10.1 to WNRL’s Current Report on Form 8-K, filed with the SEC on October 16, 2014).

10.7††
Fuel Distribution and Supply Agreement, dated October 15, 2014, by and between Western Refining Wholesale, LLC and Western Refining Southwest, Inc. (incorporated by reference to Exhibit 10.2 to WNRL’s Current Report on Form 8-K, filed with the SEC on October 16, 2014).

10.8††
Crude Oil Trucking Transportation Services Agreement, dated October 15, 2014, by and among Western Refining Wholesale, LLC, Western Refining Company, L.P. and Western Refining Southwest, Inc. (incorporated by reference to Exhibit 10.3 to WNRL’s Current Report on Form 8-K, filed with the SEC on October 16, 2014).

10.9
Shared Services Agreement, dated October 30, 2014, by and among Western Refining Southwest, Inc., Western Refining Company, L.P. and Northern Tier Energy LLC (incorporated by reference to Exhibit 10.2 to WNRL's Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2015).

10.10
Joinder Agreement (Shared Services), dated May 4, 2015, by and among Western Refining Logistics, LP, Western Refining Southwest, Inc., Western Refining Company, L.P. and Northern Tier Energy LLC (incorporated by reference to Exhibit 10.1 to WNRL's Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2015).

10.11†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.10 to WNRL’s Registration Statement on Form S-1 (File No. 333-190135), filed with the SEC on September 27, 2013).
10.12†	Western Refining Logistics, LP 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 to WNRL's Current Report on Form 8-K, filed with the SEC on October 22, 2013).
10.13†
Form of Phantom Unit Award Agreement (time-based vesting) (incorporated by reference to Exhibit 10.8 to WNRL’s Form S-1 Registration Statement (File No. 333-190135), filed with the SEC on September 27, 2013).

10.14†
Form of Phantom Unit Award Agreement (performance-based vesting) (incorporated by reference to Exhibit 10.9 to the WNRL's Form S-1 Registration Statement (File No. 333-190135), filed with the SEC on September 27, 2013).

10.15†	Form of Phantom Unit Award Agreement (time-based vesting) (incorporated by reference to Exhibit 10.1 to WNRL's Quarterly Report on Form 10-Q, filed with the SEC on May 12, 2014).
12.1*	Statements of Computation of Ratio of Earnings to Fixed Charges.
21.1*	List of Subsidiaries of WNRL.
23.1*	Consent of Deloitte & Touche LLP, dated February 26, 2016.
31.1*	Certification Statement of Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Statement of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
32.1**	Certification Statement of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification Statement of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Interactive Data Files.
_______________________________________

*	Filed herewith.
**	Furnished herewith.
***	Reports filed under the Securities Exchange Act of 1934, as amended (including Form 10-K, Form 10-Q and Form 8-K), are filed under File No. 001-36114.
†	Management contract or compensatory plan or arrangement.
††	The SEC has granted confidential treatment for certain portions of this Exhibit pursuant to a confidential treatment order. Such portions have been omitted and filed separately with the SEC.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
WESTERN REFINING LOGISTICS, LP
BY: WESTERN REFINING LOGISTICS GP, LLC

Signature	Title	Date
/s/ Jeff A. Stevens	Chief Executive Officer and President	February 26, 2016
Jeff A. Stevens
________________________________________________________________________________________________________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jeff A. Stevens	Chief Executive Officer, President and Director	February 26, 2016
Jeff A. Stevens	(Principal Executive Officer)

/s/ Paul L. Foster	Director	February 26, 2016
Paul L. Foster

/s/ Scott D. Weaver	Director	February 26, 2016
Scott D. Weaver

/s/ David D. Kinder	Director	February 26, 2016
David D. Kinder

/s/ Michael C. Linn	Director	February 26, 2016
Michael C. Linn

/s/ Andrew L. Atterbury	Director	February 26, 2016
Andrew L. Atterbury

/s/ Gary R. Dalke	Interim Chief Financial Officer	February 26, 2016
Gary R. Dalke	(Principal Financial Officer)

/s/ William R. Jewell	Chief Accounting Officer	February 26, 2016
William R. Jewell	(Principal Accounting Officer)