Form 10-Q
period 2016-03-31
Western Refining Logistics, LP
filed 2016-05-05
CIK 1581908

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 29, 2016, there were 24,493,080 common units and 22,811,000 subordinated units outstanding.

WESTERN REFINING LOGISTICS, LP

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

•
other factors discussed in more detail herein and under Part I. — Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015, that are incorporated herein by this reference.

i

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
WESTERN REFINING LOGISTICS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except unit data)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$28,653	$44,605
Accounts receivable:
Affiliate	39,105	44,014
Third-party, net of a reserve for doubtful accounts of $107 and $106, respectively	60,946	55,053
Inventories	12,476	15,200
Prepaid expenses	5,380	4,133
Other current assets	5,510	5,562
Total current assets	152,070	168,567
Property, plant and equipment, net	324,342	321,251
Intangible assets, net	7,566	7,757
Other assets, net	3,348	3,376
Total assets	$487,326	$500,951
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Affiliate	$97,671	$92,031
Third-party	14,663	9,489
Accrued liabilities	25,858	30,378
Total current liabilities	138,192	131,898
Long-term liabilities:
Long-term debt	422,810	437,467
Other liabilities	9	9
Total long-term liabilities	422,819	437,476
Commitments and contingencies
Equity (Deficit):
General Partner	(1,846)	(1,085)
TexNew Mex unitholders (80,000 units issued and outstanding)	(310)	(310)
Common unitholders - Public (15,906,177 and 15,866,761 units issued and outstanding, respectively)	325,868	327,351
Common unitholders - Western (8,579,623 units issued and outstanding)	(105,915)	(105,090)
Subordinated unitholders - Western (22,811,000 units issued and outstanding)	(291,482)	(289,289)
Total deficit	(73,685)	(68,423)
Total liabilities and equity	$487,326	$500,951

The accompanying notes are an integral part of these condensed consolidated financial statements

WESTERN REFINING LOGISTICS, LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per unit data)

	Three Months Ended
	March 31,
	2016	2015
Revenues:
Fee based:
Affiliate	$51,928	$45,478
Third-party	690	623
Sales based:
Affiliate	97,529	132,771
Third-party	317,892	428,524
Total revenues	468,039	607,396
Operating costs and expenses:
Cost of products sold:
Affiliate	95,149	130,508
Third-party	300,441	411,193
Operating and maintenance expenses	38,901	36,371
Selling, general and administrative expenses	5,065	5,955
Gain on disposal of assets, net	(99)	(84)
Depreciation and amortization	7,144	5,892
Total operating costs and expenses	446,601	589,835
Operating income	21,438	17,561
Other income (expense):
Interest and debt expense	(7,052)	(3,964)
Other income, net	(118)	17
Net income before income taxes	14,268	13,614
Provision for income taxes	(261)	(203)
Net income	14,007	13,411
Less net loss attributable to General Partner	—	(1,912)
Net income attributable to limited partners	$14,007	$15,323

Net income per limited partner unit:
Common - basic	$0.28	$0.33
Common - diluted	0.28	0.33
Subordinated - basic and diluted	0.28	0.33

Weighted-average limited partner units outstanding:
Common - basic	24,448	23,985
Common - diluted	24,454	23,996
Subordinated - basic and diluted	22,811	22,811

Cash distributions declared per common unit	$0.3925	$0.3325

Prior-period financial information has been retrospectively adjusted for the TexNew Mex Pipeline Acquisition.
The accompanying notes are an integral part of these condensed consolidated financial statements

WESTERN REFINING LOGISTICS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net income	$14,007	$13,411
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,144	5,892
Reserve for doubtful accounts	1	27
Amortization of loan fees	342	235
Unit-based compensation expense	524	415
Gain on disposal of assets, net	(99)	(84)
Changes in operating assets and liabilities:
Accounts receivable - Third-party	(5,893)	(8,066)
Accounts receivable - Affiliate	4,909	(3,558)
Inventories	2,724	(551)
Prepaid expenses	(1,247)	1,405
Other assets	63	(2,181)
Accounts payable and accrued liabilities	2,315	25,787
Net cash provided by operating activities	24,790	32,732
Cash flows from investing activities:
Capital expenditures	(6,241)	(26,644)
Proceeds from sale of assets	119	117
Net cash used in investing activities	(6,122)	(26,527)
Cash flows from financing activities:
Additions to long-term debt	—	300,000
Payments on revolving credit facility	(15,000)	(269,000)
Deferred financing costs	—	(6,551)
Quarterly distributions to Western	(13,392)	(10,314)
Quarterly distributions to non-controlling interest holders	(6,228)	(5,261)
Contributions from affiliate	—	18,795
Net cash provided by (used in) financing activities	(34,620)	27,669
Net change in cash and cash equivalents	(15,952)	33,874
Cash and cash equivalents at beginning of period	44,605	54,298
Cash and cash equivalents at end of period	$28,653	$88,172
Supplemental disclosure of cash flow information:
Interest paid	$12,324	$725
Income taxes paid	30	1
Supplemental disclosure of non-cash investing activities:
Accrued capital expenditures	$5,617	$2,387

Prior-period financial information has been retrospectively adjusted for the TexNew Mex Pipeline Acquisition.
The accompanying notes are an integral part of these condensed consolidated financial statements

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization
Western Refining Logistics, LP ("WNRL" or the "Partnership"), "we," "us," "our" and the "Company" refer to Western Refining Logistics, LP, Inc. and, unless the context otherwise requires, our subsidiaries. References to “Western” refer to Western Refining, Inc. WNRL is a Delaware limited partnership formed in July 2013 by Western Refining Logistics GP, LLC ("WRGP" or the "General Partner"), our general partner. WRGP is 100% owned by Western and holds all of the non-economic general partner interests in WNRL. As of March 31, 2016, Western owned 66.4% of the limited partner interest in WNRL and public unitholders held the remaining 33.6%. See Note 11, Equity, for additional information.
WNRL is principally a fee-based growth-oriented partnership that was formed to own, operate, develop and acquire logistics and related assets and businesses including terminals, storage tanks, pipelines and other logistics assets related to the terminalling, transportation, storage and distribution of crude oil and refined products. WNRL's businesses include 685 miles of pipelines, 8.2 million barrels of active storage capacity, distribution of wholesale petroleum products and crude oil trucking.
On October 30, 2015, WNRL acquired a segment of the TexNew Mex Pipeline system from Western that currently extends from our crude oil station in Star Lake, New Mexico, in the Four Corners region to our T station in Eddy County, New Mexico (the "TexNew Mex Pipeline System"). We also acquired an 80,000 barrel crude oil storage tank located at our crude oil pumping station in Star Lake, New Mexico and certain other related assets ("TexNew Mex Pipeline Acquisition") from Western. We acquired these assets in exchange for $170 million in cash, 421,031 common units representing limited partner interests in WNRL and 80,000 units of a newly created class of limited partner interests in WNRL, referred to as the "TexNew Mex Units." This transaction was between entities under common control. See Note 3, Acquisitions, for additional information.
Our operations include two reporting segments: the logistics segment and the wholesale segment. See Note 4, Segment Information, for further discussion of our business segments.
The financial statements presented in this Quarterly Report on Form 10-Q have been retrospectively adjusted to include the consolidated financial results of the TexNew Mex Pipeline System assets prior to October 30, 2015. The balance sheets as of March 31, 2016 and December 31, 2015, present solely the consolidated financial position of WNRL. This transaction was between entities under common control and we recorded the purchase of the TexNew Mex Pipeline System assets at Western's historical book value as required by U.S. generally accepted accounting principles ("GAAP").
2. Basis of Presentation and Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016, or for any other period.
The Condensed Consolidated Balance Sheet at December 31, 2015 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. We have not reported comprehensive income due to the absence of items of other comprehensive income or loss during the periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.
Financial Instruments and Fair Value
Financial instruments that potentially subject us to concentrations of credit risk primarily consist of accounts receivable. We believe that our credit risk is minimized as a result of the credit quality of our customer base. The carrying amounts of cash and cash equivalents, which we consider Level 1 assets, approximated their fair values at March 31, 2016 and December 31, 2015, due to their short-term maturities.

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
Recent Accounting Pronouncements
Effective January 1, 2016, we adopted the accounting and reporting requirements included in the Accounting Standards Codification ("ASC") for consolidation of limited partnerships or similar entities. We have applied the new standards retrospectively. The adoption of these revised standards did not result in any change to our consolidation conclusions or impact our financial position, results of operations or cash flows.
From time to time, new accounting pronouncements are issued by various standard setting bodies that may have an impact on our accounting and reporting. We are currently evaluating the effect that certain of these new accounting requirements may have on our accounting and related reporting and disclosures in our condensed consolidated financial statements.

•
Recognition and reporting of revenues - the requirements were amended to remove inconsistencies in revenue requirements and to provide a more complete framework for addressing revenue issues across a broad range of industries and transaction types. The revised standard’s core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised standard also addresses principal versus agent considerations and indicators related to transfer of control over specified goods. These provisions are effective January 1, 2018, and are to be applied retrospectively, with early adoption permitted for periods beginning after December 15, 2016, and interim periods thereafter.

•
Lease accounting - the requirements were amended in regards to recognizing lease assets and lease liabilities on the balance sheet and disclosing information about leasing arrangements. The core principle is that a lessee should recognize the assets and liabilities that arise from leases. These provisions are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted.

•
Employee share-based payment accounting - the requirements involve several aspects of accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities and classification in the statement of cash flows. These provisions are effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods. Early adoption is permitted in any interim or annual period.

•
Derivatives and hedging: contingent put and call options in debt instruments - the requirements will reduce diversity of practice in identifying embedded derivatives in debt instruments and clarify the nature of an exercise contingency is not subject to the “clearly and closely” criteria for purposes of assessing whether the call or put option must be separated from the debt instrument and accounted for separately as a derivative. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 with early adoption permitted subject to certain requirements.

3. Acquisitions
On October 30, 2015, WNRL acquired the TexNew Mex Pipeline System in exchange for $170 million in cash, 421,031 common units representing limited partner interests in WNRL and 80,000 TexNew Mex Units.
We entered into a pipeline and gathering services agreement, as amended, with Western under which we transport crude oil on our Permian Basin system primarily for use at the El Paso refinery and on our Four Corners system to the Gallup refinery. We charge Western fees for pipeline movements, truck offloading and product storage. See Note 17, Related Party Transactions, for additional information.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Segment Information
Our operations are organized into two operating segments based on marketing criteria and the nature of our products and services and our types of customers. These segments are logistics and wholesale.
Logistics. Our pipeline and gathering assets are positioned to support crude oil supply for Western's El Paso refinery and the Gallup refinery as well as third parties and consist of crude oil pipelines and gathering assets located primarily in the Delaware Basin and in the Four Corners area of Northwestern New Mexico. These systems gather and transport crude oil by pipeline from various production locations to Western’s refineries utilizing 685 miles of pipeline; 31 crude oil storage tanks with a total combined active shell storage capacity of 828,000 barrels, eight truck loading and unloading locations; and 15 pump stations.
Our terminalling, transportation and storage assets support crude oil supply and refined product distribution for Western's El Paso and Gallup refineries as well as third parties and primarily consist of storage tanks, terminals, transportation and other assets located in El Paso, Texas, Gallup, Bloomfield and Albuquerque, New Mexico and Phoenix and Tucson, Arizona. These assets include crude oil, feedstock, blendstock, refined product and asphalt storage tanks with a total combined shell storage capacity of 7.4 million barrels; truck loading racks; railcar loading racks; pump stations and pipeline and related logistics assets to service Western’s operations.
Wholesale. Our wholesale segment includes the operations of several lubricant and bulk petroleum distribution plants and a fleet of crude oil, refined product, asphalt and lubricant delivery trucks. Our wholesale segment distributes commercial wholesale petroleum products primarily in Arizona, California, Colorado, Nevada, New Mexico and Texas. The wholesale segment purchases petroleum fuels and lubricants from Western's refining segment and from third-party suppliers.
Segment Accounting Principles. Operating income for each segment consists of net revenues less cost of products sold; direct operating expenses; selling, general and administrative expenses; net impact of the disposal of assets; maintenance turnaround expense and depreciation and amortization.
Activities of our business that are not included in the two segments mentioned above are included in the Other category. Other activities consist primarily of corporate staff operations and items that are not specific to the normal business of any one of our two operating segments.
The total assets of each segment consist primarily of cash and cash equivalents; inventories; net accounts receivable; net property, plant and equipment, net intangible assets and net other assets directly associated with the individual segment’s operations. Included in the total assets of the corporate operations are cash and cash equivalents; various net accounts receivable; prepaid expenses; other current assets and other long-term assets.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Disclosures regarding our reportable segments with reconciliations to consolidated totals for the three months ended March 31, 2016 and 2015, are presented below:

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Operating Results:
Logistics:
Revenues: Affiliate	$40,916	$34,775
Revenues: Third-party	690	623
Total revenues	41,606	35,398
Wholesale:
Revenues: Affiliate	108,541	143,474
Revenues: Third-party	317,892	428,524
Total revenues	426,433	571,998

Consolidated revenues	$468,039	$607,396

Operating income (loss):
Logistics	$13,930	$11,352
Wholesale	9,953	8,989
Other	(2,445)	(2,780)
Operating income from segments	21,438	17,561
Other income (expense), net	(7,170)	(3,947)
Consolidated income before income taxes	$14,268	$13,614

Depreciation and amortization:
Logistics	$5,961	$4,815
Wholesale	1,183	1,077
Consolidated depreciation and amortization	$7,144	$5,892

Capital expenditures:
Logistics	$5,869	$23,597
Wholesale	372	3,047
Consolidated capital expenditures	$6,241	$26,644

Total assets:
Logistics	$308,490	$284,062
Wholesale	151,323	180,085
Other	27,513	86,496
Consolidated total assets	$487,326	$550,643

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. Earnings Per Unit
Earnings in excess of distributions are allocated to the limited partners based on their respective ownership interests. Payments made to our unitholders are determined in relation to actual distributions declared and are not based on the net income or loss allocations used in the calculation of earnings per unit.
Diluted earnings per unit includes the effects of potentially dilutive units of our common units that consist of unvested phantom units. These units are non-participating securities due to the forfeitable nature of their associated distribution equivalent rights prior to vesting. We do not consider these units under the two-class method when calculating earnings per unit. Basic and diluted earnings per unit applicable to subordinated limited partners are the same because there are no potentially dilutive subordinated units outstanding.
In addition to the common and subordinated units, we have identified the general partner interest, incentive distribution rights and distributions associated with the TexNew Mex Units as participating securities and use the two-class method when calculating earnings per unit applicable to limited partners that is based on the weighted-average number of common units outstanding during the period. We make incentive distribution payments to our General Partner when our per unit distribution amount exceeds the target distribution. During the three months ended March 31, 2016 and 2015, respectively, we made incentive distribution right payments of $0.8 million and $0.02 million, respectively, to our General Partner. Refer to Note 11, Equity, for further information regarding incentive distribution rights.
The holder of the TexNew Mex Units is entitled to receive a distribution equal to 80% of the excess of TexNew Mex Shared Segment Distributable Cash Flow over the TexNew Mex Base Amount, both as defined in the Second Amended and Restated Agreement of Limited Partnership of WNRL (the “Second A&R Partnership Agreement”). The TexNew Mex Unit distributions are preferential to all other unit holder distributions. During the three months ended March 31, 2016 and 2015, we declared no distributions to TexNew Mex unitholders. Refer to Note 11, Equity, for further information.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The calculation of net income per unit for the three months ended March 31, 2016 and 2015, respectively, is as follows:

	Three Months Ended
	March 31,
	2016	2015
	(In thousands, except per unit data)
Net income	$14,007	$13,411
Net loss attributable to General Partner (1)	—	(1,912)
Net income attributable to limited partners	14,007	15,323
General Partner distributions	(761)	(16)
Limited partners' distributions on common units	(9,595)	(7,974)
Limited partners' distributions on subordinated units	(8,954)	(7,585)
Distributions greater than earnings	$(5,303)	$(252)

General Partners' earnings:
Distributions	$761	$16
Net loss attributable to General Partner (1)	—	(1,912)
Total General Partners' earnings (loss)	$761	$(1,896)

Limited partners' earnings on common units:
Distributions	$9,595	$7,974
Allocation of distributions greater than earnings	(2,743)	(129)
Total limited partners' earnings on common units	$6,852	$7,845

Limited partners' earnings on subordinated units:
Distributions	$8,954	$7,585
Allocation of distributions greater than earnings	(2,560)	(123)
Total limited partners' earnings on subordinated units	$6,394	$7,462

Weighted-average limited partner units outstanding:
Common units - basic	24,448	23,985
Common units - diluted	24,454	23,996
Subordinated units - basic and diluted	22,811	22,811

Net income per limited partner unit:
Common - basic	$0.28	$0.33
Common - diluted	0.28	0.33
Subordinated - basic and diluted	0.28	0.33

(1)
We apply the two-class method to calculate earnings per unit and allocate the results of operations of the TexNew Mex Pipeline System prior to the TexNew Mex Pipeline Acquisition entirely to our general partner. The limited partners had no rights to the results of operations before this acquisition.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. Inventories
Inventories were as follows:

	March 31, 2016	December 31, 2015
	(In thousands)
Lubricants	$12,319	$14,959
Refined products	157	241
Inventories	$12,476	$15,200
7. Property, Plant and Equipment, Net
Property, plant and equipment, net was as follows:

	March 31, 2016	December 31, 2015
	(In thousands)
Buildings and improvements	$33,052	$33,052
Pipelines and related assets	255,498	247,792
Terminals and related assets	117,823	118,451
Asphalt plant, terminals and related assets	29,846	27,356
Wholesale and related assets	33,742	33,506
	469,961	460,157
Accumulated depreciation	(145,619)	(138,906)
Property, plant and equipment, net	$324,342	$321,251
Depreciation expense was $6.8 million and $5.6 million for the three months ended March 31, 2016 and 2015, respectively.
8. Intangible Assets, Net
A summary of intangible assets, net, is presented in the table below:

	March 31, 2016			December 31, 2015			Weighted-Average Amortization Period (Years)
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Customer relationships	$7,551	$(4,060)	$3,491	$7,551	$(3,921)	$3,630	6.3
Pipeline rights-of-way	6,527	(2,452)	4,075	6,414	(2,287)	4,127	5.5
Intangible assets, net	$14,078	$(6,512)	$7,566	$13,965	$(6,208)	$7,757
Intangible asset amortization expense was $0.3 million for the three months ended March 31, 2016 based upon estimates of useful lives ranging from 1 to 35 years. Intangible asset amortization expense was $0.3 million for the three months ended March 31, 2015 based upon estimates of useful lives ranging from 1 to 15 years.
Estimated amortization expense for the indicated periods is as follows (in thousands):

Remainder of 2016	$901
2017	1,112
2018	1,112
2019	1,112
2020	818
2021	665

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Accrued Liabilities
Accrued liabilities were as follows:

	March 31, 2016	December 31, 2015
	(In thousands)
Deferred revenue - affiliate	$12,362	$10,130
Excise and other taxes	5,673	5,335
Interest	2,822	8,438
Payroll and related costs	2,785	4,000
Property taxes	925	1,500
Branding	709	633
Other	582	342
Accrued liabilities	$25,858	$30,378
10. Debt
Revolving Credit Facility
Our $300.0 million senior secured revolving credit facility (the "Revolving Credit Facility") will mature on October 16, 2018. We have the ability to increase the total commitment of our Revolving Credit Facility by up to $200.0 million for a total facility size of up to $500.0 million, subject to receiving increased commitments from lenders and to the satisfaction of certain conditions. The Revolving Credit Facility includes a $25.0 million sub-limit for standby letters of credit and a $10.0 million sub-limit for swing line loans. Obligations under the Revolving Credit Facility and certain cash management and hedging obligations are guaranteed by all of our subsidiaries and are secured by a first priority lien on substantially all of our and our subsidiaries' significant assets. Our creditors under the Revolving Credit Facility have no recourse to Western's assets. Borrowings under our Revolving Credit Facility bear interest at either a base rate plus an applicable margin ranging from 0.75% to 1.75%, or at LIBOR plus an applicable margin ranging from 1.75% to 2.75%. The applicable margin will vary based on our Consolidated Total Leverage Ratio, as defined in the Revolving Credit Facility.
On October 15, 2014, to partially fund the purchase of certain assets from Western, WNRL borrowed $269.0 million under the Revolving Credit Facility. On February 11, 2015, WNRL repaid its outstanding direct borrowings under the Revolving Credit Facility with a portion of the proceeds from the issuance of its 7.5% Senior Notes, discussed below. On October 30, 2015, WNRL borrowed $145.0 million under the Revolving Credit Facility to partially fund the TexNew Mex Pipeline Acquisition. On February 17, 2016, WNRL repaid $15.0 million of its outstanding direct borrowings under the Revolving Credit Facility.
As of March 31, 2016, the availability under the Revolving Credit Facility was $169.3 million. This availability is net of $130.0 million in direct borrowings and $0.7 million in outstanding letters of credit. We had no swing line borrowings outstanding under our Revolving Credit Facility as of March 31, 2016. The estimated fair value of the Revolving Credit Facility approximates its carrying amount. The interest rate for the borrowings under the Revolving Credit Facility was 2.69% as of March 31, 2016. The unamortized financings costs of $1.3 million and $1.5 million as of March 31, 2016 and December 31, 2015, respectively, are included in long-term debt, less current portion, in the Condensed Consolidated Balance Sheets. The effective rate of interest on the WNRL Revolving Credit Facility was 2.76% as of March 31, 2016.
The Revolving Credit Facility contains covenants that limit or restrict our ability to make cash distributions. We are required to maintain certain financial ratios; each tested on a quarterly basis for the immediately preceding four quarter period.
7.5% Senior Notes
On February 11, 2015, we entered into an Indenture (the “Indenture”) among the Partnership, WNRL Finance Corp., a Delaware corporation and 100% owned subsidiary of the Partnership (“Finance Corp.” and together with the Partnership, the “Issuers”), the Guarantors named therein and U.S. Bank National Association, as trustee (the “Trustee”) under which the Issuers issued $300.0 million in aggregate principal amount of 7.5% Senior Notes due 2023 (the "WNRL 2023 Senior Notes"). The Partnership will pay interest on the WNRL 2023 Senior Notes semi-annually in cash in arrears on February 15 and August 15 of each year, beginning on August 15, 2015. The WNRL 2023 Senior Notes will mature on February 15, 2023. Proceeds from the

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

WNRL 2023 Senior Notes were used to repay $269.0 million of then outstanding borrowings under our Revolving Credit Facility. The estimated fair value of the WNRL 2023 Senior Notes was $270.0 million as of March 31, 2016. We incurred financing costs associated with the issuance of the WNRL 2023 Senior Notes of $6.8 million. Unamortized financings costs of $5.9 million and $6.1 million as of March 31, 2016 and December 31, 2015, respectively, are included in long-term debt, less current portion, in the Condensed Consolidated Balance Sheets. The effective rate of interest on the 7.5% Senior Notes was 7.78% as of March 31, 2016.
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
The subsidiary guarantees of the WNRL 2023 Senior Notes are subject to certain automatic customary releases, including upon the sale, disposition or transfer of capital stock or all or substantially all of the assets (including by way of merger or consolidation) of a subsidiary guarantor to a person other than the Partnership or one of its restricted subsidiaries, designation of a subsidiary guarantor as an unrestricted subsidiary in accordance with the Indenture, a legal defeasance or covenant defeasance, liquidation or dissolution of the subsidiary guarantor and a subsidiary guarantor ceasing to guarantee debt of the Partnership, Finance Corp. or any other guarantor under a credit facility other than the WNRL 2023 Senior Notes. The Partnership’s subsidiaries may not sell or otherwise dispose of all or substantially all of their properties or assets to, or consolidate with or merge into, another company if such a sale would cause a default under the Indenture.
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
11. Equity
We had 15,906,177 publicly held outstanding common units as of March 31, 2016, including the net settlement and issuance of 39,416 common units upon the vesting of phantom units from our Western Refining Logistics, LP 2013 Long-Term Incentive Plan (the "LTIP") on March 28, 2016. Western owned 8,579,623 of our common units and 22,811,000 of our subordinated units constituting an aggregate limited partner interest of 66.4% as of March 31, 2016.
In accordance with our partnership agreement, Western's subordinated units will convert to common units once we have met specified distribution targets and successfully completed other tests set forth in our Second A&R Partnership Agreement.
Changes to equity during the three months ended March 31, 2016, were as follows:

	General	TexNew Mex -	Common -	Common -	Subordinated -
	Partner	Western	Public	Western	Western	Total
	(In thousands)
Balance at December 31, 2015	$(1,085)	$(310)	$327,351	$(105,090)	$(289,289)	$(68,423)
Unit-based compensation	—	—	41	—	—	41
Distributions to partners declared	(761)	—	(6,228)	(3,367)	(8,954)	(19,310)
Net income attributable to limited partners	—	—	4,704	2,542	6,761	14,007
Balance at March 31, 2016	$(1,846)	$(310)	$325,868	$(105,915)	$(291,482)	$(73,685)

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

TexNew Mex Units
The Second A&R Partnership Agreement sets forth the rights, preferences and obligations of the TexNew Mex Units. The TexNew Mex Units are generally entitled to participate in 80% of the economics attributable to the TexNew Mex Shared Segment resulting from crude oil throughput on the TexNew Mex Pipeline above the 13,000 bpd contemplated by the commitment in the Amendment to Pipeline Agreement. To the extent there is sufficient available cash from operating surplus under the Second A&R Partnership Agreement, the holder of the TexNew Mex Units are entitled to receive a distribution equal to 80% of the excess of TexNew Mex Shared Segment Distributable Cash Flow over the TexNew Mex Base Amount. The TexNew Mex Unit distributions are preferential to all other unit holder distributions, but are not cumulative. We declared no distributions to TexNew Mex unitholders related to our operating results for the three months ended March 31, 2016 and 2015.
Holders of TexNew Mex Units generally do not have voting rights, except for limited voting rights related to amendments to the rights of holders of the TexNew Mex Units, the issuance of additional TexNew Mex Units or partnership securities with distribution rights senior to or on a parity with the TexNew Mex Units, the sale of any material portion of the TexNew Mex Pipeline and the reservation by the Partnership of any distribution amounts to which the holders of TexNew Mex Units are otherwise entitled.
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
Issuance of Additional Interests
Our partnership agreement authorizes us to issue additional partnership interests for consideration and on the terms and conditions determined by our General Partner without the approval of the unitholders. We may fund future acquisitions through the issuance of additional common units, subordinated units or other partnership interests. Holders of any additional common units we issue will be entitled to share proportionally in accordance with their respective percentage interests with the then-existing common unitholders in our distributions of available cash. See Note 12, Equity-Based Compensation, for further information.
Allocations of Net Income and Loss
The Second A&R Partnership Agreement contains provisions for the allocation of net income and loss to the unitholders and the General Partner. For purposes of maintaining partner capital accounts, the Second A&R Partnership Agreement specifies that items of income and loss shall be allocated among the partners in accordance with their respective percentage interest. Normal allocations according to percentage interests are made after giving effect, if any, to priority income allocations in an amount equal to incentive distribution right payments allocated 100% to the General Partner.
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

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our Second A&R Partnership Agreement sets forth the calculation to be used to determine the amount and priority of cash distributions that the common and subordinated unitholders and general partner will receive. We declare distributions subsequent to quarter end. The table below summarizes our 2016 quarterly distribution declarations, payments and scheduled payments through March 31, 2016:

Declaration Date	Record Date	Payment Date	Distribution per Common and Subordinated Unit
February 1, 2016	February 11, 2016	February 26, 2016	$0.3925
April 25, 2016	May 13, 2016	May 27, 2016	0.4025
Total			$0.7950
During 2015 and 2016, we declared and paid distributions that were in excess of the target distribution amounts set forth in our partnership agreement, resulting in distributions to our General Partner as the holder of incentive distribution rights. The total quarterly cash distributions for the three months ended March 31, 2016 and 2015, respectively, were as follows:

	Three Months Ended
	March 31,
	2016	2015
	(In thousands, except per unit data)
TexNew Mex Unit distributions:
TexNew Mex Unit distributions	$310	$—
Total TexNew Mex Unit distributions	$310	$—

General Partners' distributions:
General Partner's incentive distribution rights	$761	$16
Total General Partner's distributions	$761	$16

Limited partners' distributions:
Common	$9,595	$7,974
Subordinated	8,954	7,585
Total limited partners' distributions	18,549	15,559
Total cash distributions	$19,620	$15,575

Cash distributions per limited partner unit	$0.3925	$0.3325
We currently have an effective universal shelf Registration Statement on Form S-3 that provides for the registration and sale of up to $1 billion of equity or debt securities of us and certain of our subsidiaries. We may over time, and subject to market conditions, in one or more offerings, offer and sell any combination of the securities described in the prospectus.
12. Equity-Based Compensation
Our General Partner's board of directors adopted the LTIP for the benefit of employees, consultants and non-employee directors of our General Partner and its affiliates. Awards granted under the LTIP vest over a scheduled vesting period and their market value at the date of the grant is amortized over the restricted period on a straight-line basis.
At March 31, 2016, there were 4,111,322 phantom units reserved for future grants under the LTIP.
The fair value of the phantom units is determined based on the closing price of WNRL common units on the grant date. The estimated fair value of the phantom units is amortized on a straight-line basis over the scheduled vesting periods of individual awards. We incurred unit-based compensation expense of $0.5 million and $0.4 million for the three months ended March 31, 2016 and 2015, respectively.
The aggregate grant date fair value of nonvested phantom units outstanding as of March 31, 2016, was $7.9 million. The aggregate intrinsic value of such phantom units was $6.9 million. Total unrecognized compensation cost related to our non-

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

vested phantom units totaled $7.4 million at March 31, 2016, that we expect to recognize over a weighted-average period of approximately 3.12 years.
A summary of our unit award activity for the three months ended March 31, 2016, is set forth below:

	Number of Phantom Units	Weighted-Average Grant Date Fair Value
Not vested at December 31, 2015	279,787	$28.06
Awards granted	75,919	22.53
Awards vested	(60,705)	26.80
Awards forfeited	—	—
Not vested at March 31, 2016	295,001	26.64
13. Risk Concentration
We are part of the consolidated operations of Western and we derive a significant portion of our revenue from transactions with Western and its affiliates. Western accounted for 31.9% and 29.3%, respectively, of our total revenues for the three months ended March 31, 2016 and 2015.
We sell a variety of refined products to a diverse customer base. Sales to Kroger Company accounted for 21.2% and 24.3% of total revenues for the three months ended March 31, 2016 and 2015, respectively. Sales to Western’s retail and unmanned fleet fueling sites accounted for 23.6% and 25.8% of total revenues for the three months ended March 31, 2016 and 2015, respectively.
See Note 17, Related Party Transactions, for detailed information on our agreements with Western.
14. Income Taxes
WNRL is treated as a publicly-traded partnership for federal and state income tax purposes, however, Western Refining Product Transport, LLC (a wholly-owned subsidiary) is taxed as a corporation for federal and state tax purposes. Taxes on our net income for WNRL and its subsidiaries generally are borne by our partners through the allocation of taxable income. The aggregate difference in the basis of our net assets for financial and tax reporting purposes cannot be readily determined as we do not have access to information about each partner's tax attributes in us. Our income tax expense results from our taxable subsidiary and state laws that apply to entities organized as partnerships, primarily in the state of Texas and from federal and state laws for corporations. For the three months ended March 31, 2016 and 2015, our income tax expense was $0.3 million and $0.2 million, respectively. Our effective tax rates for the three months ended March 31, 2016 and 2015, was 1.8% and 1.5%, respectively.
As of March 31, 2016 and December 31, 2015, we had no unrecognized tax benefit liability. No interest or penalties were recognized related to income taxes during the three months ended March 31, 2016 and 2015.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15. Commitments
We have commitments under various operating leases with initial terms greater than one year for property, machinery and facilities. These leases have terms that will expire on various dates through 2026. We expect that in the normal course of business, these leases will be renewed or replaced by other leases. Rent expense for operating leases that provide for periodic rent escalations or rent holidays over the term of the lease is recognized on a straight-line basis. We also have commitments to purchase minimum volumes of refined product from Western under commercial agreements that we have entered into with Western. See Note 17, Related Party Transactions, for further discussion of these agreements.
The following table presents our annual minimum rental payments under non-cancelable operating leases that have lease terms of one year or more (in thousands) as of March 31, 2016:

Remaining 2016	$5,785
2017	6,040
2018	3,274
2019	1,180
2020	180
2021 and thereafter	479
$16,938
Total rental expense was $2.4 million and $2.3 million for the three months ended March 31, 2016 and 2015, respectively. Contingent rentals and subleases were not significant in any year.
16. Contingencies
Like other operators of petroleum-related storage and transportation facilities, our operations are subject to extensive and periodically changing federal and state environmental regulations governing air emissions, wastewater discharges and solid and hazardous waste management activities. Many of these regulations are becoming increasingly stringent and we expect the cost of compliance to increase over time. Our policy is to accrue environmental and clean-up related costs of a non-capital nature when it is probable that a liability exists and when we can reasonably estimate the amount. We may revise such estimates in the future as regulations and other conditions change. We may receive communications from various federal, state and local governmental authorities asserting violations of environmental laws and/or regulations. These governmental entities may also propose or assess fines or require corrective action for such asserted violations. We intend to respond in a timely manner to all such communications and to take appropriate corrective action.
We are not currently aware of any environmental or other asserted or unasserted claims against us that would be expected to have a material effect on our financial condition, results of operations or cash flows.
17. Related Party Transactions
Certain of our employees are shared employees with Western. We are party to a services agreement with Western under which Western shares certain employees with us. These employees are responsible for operation and maintenance of and other services related to the assets we own and operate. Western employees provide these services under our direction, supervision and control pursuant to this services agreement. Western also provides us with support for accounting, legal, human resources and various other administrative functions.

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

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Indirect charges:
Operating and maintenance expenses	$10,209	$9,007
Selling, general and administrative expenses	1,816	1,983
Total indirect charges	$12,025	$10,990
Our management believes the indirect charges allocated to us from Western are a reasonable reflection of our utilization of Western's service in connection with our operations. We also incur direct charges to support our operations and administration. The indirect allocations noted above may not fully reflect the additional expenses that we would have incurred had we been a stand-alone company during the periods presented.
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
Pipeline and Gathering Services Agreement
We are party to a pipeline and gathering services agreement, as amended, with Western under which we transport crude oil on our Permian Basin system primarily for use at Western's El Paso refinery and on our Four Corners system to Western's Gallup refinery. We charge Western fees for pipeline movements, truck offloading and product storage.
In connection with the TexNew Mex Pipeline Acquisition, WNRL entered into the Amendment No. 1 to the Pipeline and Gathering Services Agreement, dated as of October 16, 2013, with Western (the "Amendment of the Pipeline Agreement"). Among other things, the Amendment to the Pipeline Agreement amends the scope of the existing agreement to include the provision of storage services and a minimum volume commitment of 80,000 barrels of storage at the Star Lake storage site. In this Amendment to the Pipeline Agreement, Western provided a minimum volume commitment of 13,000 bpd of crude oil on the TexNew Mex Pipeline for 10 years from the date of the Amendment to the Pipeline Agreement.
In connection with the TexNew Mex Pipeline Acquisition, the General Partner adopted certain amendments to the First Amended and Restated Agreement of Limited Partnership of the Partnership by adopting the Second A&R Partnership Agreement (the "Second A&R Partnership Agreement"). The amendments contained in the Second A&R Partnership Agreement create a new class of limited partner interests in the Partnership, referred to as the TexNew Mex Units, and set forth the rights, preferences and obligations of the TexNew Mex Units.
The Second A&R Partnership Agreement provides for the creation of the “TexNew Mex Shared Segment” that will reflect the financial position and operating results of the TexNew Mex Pipeline System. The TexNew Mex Units are generally entitled to participate in 80% of the economics attributable to the TexNew Mex Shared Segment resulting from crude oil throughput on the TexNew Mex Pipeline above the 13,000 barrels per day contemplated by the commitment in the Amendment to the Pipeline Agreement. To the extent there is sufficient available cash from operating surplus under the Second A&R Partnership Agreement, the holder of the TexNew Mex Units will be entitled to receive a distribution equal to 80% of the excess of TexNew Mex Shared Segment Distributable Cash Flow over the TexNew Mex Base Amount. The TexNew Mex Unit distributions are preferential to all other unit holder distributions, but are not cumulative.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Terminalling, Transportation and Storage Services Agreement
We entered into a terminalling, transportation and storage services agreement, as amended, with Western under which we have agreed to, among other things, distribute products produced at Western’s refineries, connect Western’s refineries to third-party pipelines and systems and provide fee-based asphalt terminalling and processing services. For the use of our network of crude oil and refined products terminals and related assets and storage facilities, we charge Western fees for crude oil, blendstock and refined product storage, shipments into and out of storage and additive and blending services. For the use of our asphalt plant and terminal in El Paso and our three stand-alone asphalt terminals, we charge Western fees for asphalt storage, shipments into and out of asphalt storage and asphalt processing and blending.
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
Product Supply Agreement
Under the product supply agreement, as amended, Western supplies, and we purchase, 79,000 bpd of refined products. The price per barrel is based upon OPIS or Platts indices on the day of delivery. Pricing is subject to annual revision based on mutual agreement between us and Western. The agreement provides for make-up payments to us in any month that our average margin on non-delivered rack sales is less than a certain amount.
Fuel Distribution and Supply Agreement
Western purchases all of its retail requirements for branded and unbranded motor fuels for its retail and unmanned fleet fueling sites at a price per gallon that is $0.03 above our cost. Western purchases a minimum of 645,000 barrels per month of branded and unbranded motor fuels for its retail and unmanned fleet fueling sites. In any month that Western doesn’t purchase the minimum volume, Western will pay us $0.03 per gallon shortfall. In any month in which Western purchases volumes in excess of the minimum, we will pay Western $0.03 per gallon over the minimum until the balance of the trailing twelve month shortfall payments is reduced to $0.
Crude Oil Trucking Transportation Services Agreement
Under the crude oil trucking and transportation services agreement, as amended, Western pays a flat rate per mile per barrel plus monthly fuel adjustments and customary applicable surcharges. The rates are subject to adjustment annually based on mutual agreement between us and Western. Western has agreed to contract a minimum of 1.525 million barrels of crude oil to us for hauling each month.
Asphalt Trucking Transportation Services Agreement
On May 4, 2016, our subsidiary, Western Refining Wholesale, LLC, entered into an Asphalt Trucking Transportation Services Agreement with two subsidiaries of Western, Western Refining Company, L.P., a Delaware limited partnership, and, for certain limited purposes stated therein, Western Refining Southwest, Inc., an Arizona corporation. Under the Asphalt Trucking Transportation Services Agreement, Western will pay us a flat rate per mile per ton plus monthly fuel adjustments and customary applicable surcharges for transporting asphalt volumes for Western. The rates are subject to adjustment annually based on mutual agreement between us and Western. Volumes of asphalt transported pursuant to this agreement will be credited, on a barrel per barrel basis, towards Western’s contract minimum under the Crude Oil Trucking Transportation Services Agreement. Under this Agreement, Western has given us the first option to transport all asphalt volumes Western transports by truck. The initial term of the Asphalt Trucking Transportation Services Agreement expires on October 14, 2025.

Other Agreements with Western
Omnibus Agreement
We entered into an omnibus agreement with Western, certain of its subsidiaries and our general partner. The omnibus agreement addresses the following items:

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Contribution, Conveyance and Assumption Agreement dated October 30, 2015
We entered into a Contribution, Conveyance and Assumption Agreement with Western in connection with the TexNew Mex Pipeline Acquisition. Western made certain representations and warranties regarding the acquired assets, including with respect to environmental matters, and agreed to indemnify us for breaches of those representations and warranties, subject to specified deductibles, caps and other limitations. See Note 3, Acquisitions, for additional information regarding our acquisition of the TexNew Mex Pipeline System.
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

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On May 4, 2015, we entered into a Joinder Agreement with Western and Northern Tier Energy LP ("NTI") that joined us as a party to the Shared Services Agreement, dated October 30, 2014, between Western and NTI and under which Western and NTI provide services to each other in support of their operations. Under the Joinder Agreement, we provide certain scheduling and other services in support of NTI’s operations and NTI reimburses us for the costs associated with providing such services. As of March 31, 2016, we incurred expenses of $0.1 million that are reimbursable from NTI under the Shared Services Agreement.
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
You should read the following discussion together with the financial statements and the notes thereto included elsewhere in this report. This discussion contains forward-looking statements that are based on current expectations, estimates and projections about our business and operations. The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this report. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those we discuss under Part I, Item 1A. "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2015 ("2015 Form 10-K") and elsewhere in this report. You should read "Risk Factors" and "Forward-Looking Statements" in this report. In this quarterly report, all references to "WNRL," "the Partnership," "we," "us," and "our" or like terms refer to Western Refining Logistics, LP and its consolidated subsidiaries, unless the context otherwise requires or where otherwise indicated. References to "Western" refer to Western Refining, Inc.

Overview
WNRL is a Delaware master limited partnership that commenced operations in October 2013. Western Refining Logistics GP, LLC ("WRGP"), our general partner holds all of the non-economic general partner interests in WNRL and is owned 100% by Western Refining, Inc. ("Western").
WNRL is principally a fee-based, growth-oriented partnership that owns, operates, develops and acquires logistics and related assets and businesses including terminals, storage tanks, pipelines and other logistics assets related to the terminalling, transportation, storage and distribution of crude oil and refined products. WNRL's assets and operations include 685 miles of pipelines, 8.2 million barrels ("bbls") of active storage capacity, distribution of wholesale petroleum products and crude oil trucking.
On October 30, 2015, WNRL acquired a segment of the TexNew Mex Pipeline system from Western that extends from our crude oil station in Star Lake, New Mexico, in the Four Corners region to our T station in Eddy County, New Mexico (the "TexNew Mex Pipeline System"). We also acquired an 80,000 barrel crude oil storage tank located at our crude oil pumping station in Star Lake, New Mexico and certain other related assets ("TexNew Mex Pipeline Acquisition"). We acquired these assets in exchange for $170 million in cash, 421,031 common units representing limited partner interests in WNRL and 80,000 units of a newly created class of limited partner interests in WNRL, referred to as the "TexNew Mex Units." This purchase was between entities under common control. See Note 3, Acquisitions, in the Notes to Condensed Consolidated Financial Statements for further discussion.
We recorded the purchase of the TexNew Mex Pipeline System assets at Western's historical book value. Generally accepted accounting principles require that we treat this purchase as a transaction between entities under common control. We have retrospectively adjusted the financial information for WNRL, to include the historical results of the assets acquired, for periods prior to the effective date of the transaction.
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
A significant portion of our wholesale fuel sales and all of our lubricants sales are to third-party customers. We purchase substantially all of our fuel from Western on the same day that we sell it, which minimizes our exposure to commodity price fluctuations. The margins we earn on these sales are dependent on a number of factors that are outside of our control, including the overall supply of refined products and lubricants as well as the demand for these products by our customers. Among other circumstances, the margins we earn through these activities would likely be adversely impacted in the event of excess supply of refined products or lubricants and corresponding customer demand that is below historical norms. These supply and demand dynamics are subject to day-to-day variability and may result in volatility in the margins that our wholesale business achieves. Extended periods of market conditions that result in earning margins that are lower than anticipated could adversely affect our financial condition, results of operations and cash flows.
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
Factors Affecting the Comparability of Our Financial Results
Revenues generated and reported by the TexNew Mex Pipeline System, prior to the TexNew Mex Pipeline Acquisition, were minimal and were for amounts received from third parties and other amounts required to be recorded for Western for regulatory reporting. We did not record intercompany revenues related to the operation of the TexNew Mex Pipeline System and related assets for the benefit of Western prior to the TexNew Mex Pipeline Acquisition.
Critical Accounting Policies and Estimates
We prepare our financial statements in conformity with U.S. generally accepted accounting principles ("GAAP"). In order to apply these principles, we must make judgments, assumptions and estimates based on the best available information at the time. Actual results may differ based on the continuing development of the information utilized and subsequent events, some of which we may have little or no control over. Our critical accounting policies could materially affect the amounts recorded in our financial statements. Our critical accounting policies, estimates and recent accounting pronouncements that potentially impact us are discussed in detail under Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2015 Form 10-K.
Recent Accounting Pronouncements. From time to time, new accounting pronouncements are issued by various standard setting bodies that may have an impact on our accounting and reporting. We are currently evaluating the effect that certain of these new accounting requirements may have on our accounting and related reporting and disclosures in our condensed consolidated financial statements. For further discussion on recent accounting pronouncements, see Note 2, Basis of Presentation and Significant Accounting Policies, in the Notes to Condensed Consolidated Financial Statements included in this quarterly report.
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
Wholesale Volumes and Margins. Revenues, earnings and cash flows from our wholesale business are primarily affected by sales volumes and margins for gasoline, diesel fuel and lubricants sold and crude oil and asphalt trucking volumes. We primarily use fuel margin per gallon and fuel gallons sold to evaluate the operating results of the wholesale segment. Our fuel margin per gallon is not generally correlated with changes in absolute price per gallon. Sales volumes of gasoline, diesel fuel and lubricants are affected primarily by demand and competition. Crude oil trucking volumes can fluctuate based on local production, competition and demand. Refined product margins are equal to the sales price, net of discounts, less total cost of sales and are measured on a cents per gallon basis. Factors that influence margins include local supply, demand and competition, and the impact to margin of our commercial agreements with Western.
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
Results of Operations
The following tables summarize our consolidated and operating segment financial data and key operating statistics for the three months ended March 31, 2016 and 2015, respectively. The following data should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this quarterly report.
The assets acquired in the TexNew Mex Pipeline Acquisition are reflected at Western's historical book value as the purchase was a transaction between entities under common control. We have retrospectively adjusted the financial information for WNRL to include the historical results of the TexNew Mex Pipeline System assets acquired for periods prior to the effective date of the acquisition.
Our operations are organized into two operating segments based on marketing criteria and the nature of our products and services and our types of customers. These segments are logistics and wholesale. See Note 4, Segment Information, in the Notes to Condensed Consolidated Financial Statements for further discussion.

Consolidated

Three Months Ended March 31, 2016, Compared to the Three Months Ended March 31, 2015

	Three Months Ended
	March 31,
	2016	2015	Change
	(In thousands, except per unit data)
Revenues:
Fee based:
Affiliate	$51,928	$45,478	$6,450
Third-party	690	623	67
Sales based:
Affiliate	97,529	132,771	(35,242)
Third-party	317,892	428,524	(110,632)
Total revenues	468,039	607,396	(139,357)
Operating costs and expenses:
Cost of products sold:
Affiliate	95,149	130,508	(35,359)
Third-party	300,441	411,193	(110,752)
Operating and maintenance expenses	38,901	36,371	2,530
Selling, general and administrative expenses	5,065	5,955	(890)
Gain on disposal of assets, net	(99)	(84)	(15)
Depreciation and amortization	7,144	5,892	1,252
Total operating costs and expenses	446,601	589,835	(143,234)
Operating income	21,438	17,561	3,877
Other income (expense):
Interest and debt expense	(7,052)	(3,964)	(3,088)
Other, net	(118)	17	(135)
Net income before income taxes	14,268	13,614	654
Provision for income taxes	(261)	(203)	(58)
Net income	14,007	13,411	596
Less net loss attributable to General Partner	—	(1,912)	1,912
Net income attributable to limited partners	$14,007	$15,323	$(1,316)

Net income per limited partner unit:
Common - basic	$0.28	$0.33	$(0.05)
Common - diluted	0.28	0.33	(0.05)
Subordinated - basic and diluted	0.28	0.33	(0.05)

Weighted-average limited partner units outstanding:
Common - basic	24,448	23,985	463
Common - diluted	24,454	23,996	458
Subordinated - basic and diluted	22,811	22,811	—

	Three Months Ended
	March 31,
	2016	2015	Change
	(In thousands)
Cash Flow Data
Net cash provided by (used in):
Operating activities	$24,790	$32,732	$(7,942)
Investing activities	(6,122)	(26,527)	20,405
Financing activities	(34,620)	27,669	(62,289)
Capital expenditures	$6,241	$26,644	$(20,403)
Other Data
EBITDA	$28,464	$24,228	$4,236
Distributable cash flow	22,528	21,769	759

Gross Profit. Gross profit is calculated as total revenues, net of excise taxes, less cost of products sold. Gross profit increased by $6.8 million primarily due to increased fee based revenue of $6.2 million resulting from increasing certain pipeline, terminal and other service fee rates over 2015 rates. Also contributing to the increase were greater wholesale fuel margins of $0.6 million and increased revenue of $1.7 million period over period from new asphalt hauling activity by truck, partially offset by decreased revenue of $1.4 million crude oil gathering activity by truck and a $0.7 million decrease in margin from lubricant sales. Wholesale sales based revenues decreased due to a lower average price per gallon sold in the first three months of 2016 of $1.22 compared to $1.72 for the first three months of 2015.
Operating and Maintenance Expenses. The increase in operating and maintenance expenses resulted from an increase in outside support services ($1.7 million) due to in-line inspections of certain pipeline segments and various tank repairs, employee expenses ($1.1 million) and environmental expenses ($0.8 million), partially offset by decreased chemical expenses ($0.3 million) specifically due to chemical additives used in the pipeline transportation process and by lower fuel expense for our transportation department ($0.5 million). Maintenance expense for the first three months of 2016 was $9.0 million compared to $9.3 million for the same period in 2015.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased primarily due to a decrease in professional and legal services ($0.3 million) related to business acquisitions and corresponding debt transactions and other taxes ($0.3 million).
Depreciation and Amortization. Depreciation and amortization increased due to assets capitalized in the TexNew Mex Pipeline Acquisition and ongoing expansion of our Delaware Basin logistics system.
Interest and Debt Expense. The increase in interest expense from prior periods was attributable to interest incurred through our issuance of $300.0 million of the WNRL 2023 Senior Notes during the first quarter of 2015 and borrowings under the Revolving Credit Facility of $130.0 million.
EBITDA and Distributable Cash Flows
We define EBITDA as earnings before interest and debt expense, provision for income taxes and depreciation and amortization. We define Distributable Cash Flow as EBITDA plus the change in deferred revenues, less debt interest accruals, income taxes paid, maintenance capital expenditures and distributions declared on our TexNew Mex units.
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
The calculation of EBITDA and Distributable Cash Flow includes the results of operations for the TexNew Mex Pipeline System for the three months ended March 31, 2016.
The following tables reconcile net income attributable to limited partners to EBITDA for the periods presented and Distributable Cash Flow for the three months ended March 31, 2016 and 2015, respectively.

	Three Months Ended
	March 31,
	2016	2015	Change
	(In thousands)
Net income attributable to limited partners	$14,007	$15,323	$(1,316)
Interest and debt expense	7,052	3,964	3,088
Provision for income taxes	261	203	58
Depreciation and amortization	7,144	4,738	2,406
EBITDA	28,464	24,228	4,236

Change in deferred revenues	2,232	1,232	1,000
Debt interest accruals	(6,709)	(725)	(5,984)
Income taxes paid	(30)	(1)	(29)
Maintenance capital expenditures	(1,429)	(2,965)	1,536
Distributions on TexNew Mex Units	—	—	—
Distributable cash flow	$22,528	$21,769	$759

Minimum quarterly distribution	$13,598	$13,463	$135

Logistics Segment
Three Months Ended March 31, 2016, Compared to the Three Months Ended March 31, 2015

	Three Months Ended
	March 31,
	2016	2015	Change
	(In thousands, except key operating statistics)
Statement of Operations Data:
Fee based revenues:
Affiliate	$40,916	$34,775	$6,141
Third-party	690	623	67
Total revenues	41,606	35,398	6,208
Operating costs and expenses:
Operating and maintenance expenses	21,000	18,252	2,748
General and administrative expenses	715	979	(264)
Depreciation and amortization	5,961	4,815	1,146
Total operating costs and expenses	27,676	24,046	3,630
Operating income	$13,930	$11,352	$2,578
Key Operating Statistics:
Pipeline and gathering (bpd):
Mainline movements (1):
Permian/Delaware Basin system	49,486	36,512	12,974
Four Corners system	52,467	45,841	6,626
Tex New Mex system	12,544	—	12,544
Gathering (truck offloading):
Permian/Delaware Basin system	20,533	22,605	(2,072)
Four Corners system	12,761	10,662	2,099
Pipeline Gathering and Injection system:
Permian/Delaware Basin system	7,885	1,615	6,270
Four Corners system	24,437	20,565	3,872
Tank storage capacity (bbls) (2)	828,202	620,506	207,696
Terminalling, transportation and storage:
Shipments into and out of storage (bpd) (includes asphalt)	388,258	391,318	(3,060)
Terminal storage capacity (bbls) (2)	7,385,543	7,490,569	(105,026)

(1)
Some barrels of crude oil in route to Western's Gallup refinery and Permian/Delaware Basin are transported on more than one of our mainlines. Mainline movements for the Four Corners and Delaware Basin systems include each barrel transported on each mainline. During the second quarter of 2015, we began shipping crude oil from the Four Corners system, through the TexNew Mex Pipeline System, to the Permian/Delaware system.

(2)	Storage shell capacities represent weighted-average capacities for the periods indicated.
Fee Based Revenues. Our revenues were generated from third-party contracts and commercial agreements with Western. On July 1, 2015, we increased certain pipeline, terminal and other service fee rates with such increases ranging from 1.9% for terminal, storage and trucking activities to 4.6% for crude oil pipeline shipments based on annual fee escalators included in our commercial agreements with Western. These increases collectively accounted for a $0.6 million increase in fee based revenues period over period. In addition, increased utilization of our Permian Basin assets (comprised of an additional 12,974 barrels per day ("bpd")) resulted in a $1.2 million increase in fees over the prior period and increased volumes handled by our Four Corners system assets (comprised of an additional 6,626 bpd), resulted in a $0.7 million increase in fees period over period. The TexNew Mex Pipeline System, that commenced operations in April 2015, resulted in a $5.3 million increase in fees in 2016 without comparable activity in the prior period. These increases were partially offset by decreased additive sales of $0.8 million.

Operating and Maintenance Expenses. Operating and maintenance expenses increased primarily due to outside support services ($1.6 million) due to in-line inspections of certain pipeline segments and various tank repairs, increased employee expenses ($0.8 million) and increased environmental expenses ($0.8 million), partially offset by decreased chemical expense ($0.3 million) specifically due to chemical additives used in the pipeline transportation process.
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
Depreciation and Amortization. Depreciation and amortization increased due to assets capitalized in the TexNew Mex Pipeline Acquisition and ongoing expansion of our Delaware Basin logistics system.
Wholesale Segment
Three Months Ended March 31, 2016, Compared to the Three Months Ended March 31, 2015

	Three Months Ended
	March 31,
	2016	2015	Change
	(In thousands, except key operating stats)
Statement of Operations Data:
Fee based revenues (1):
Affiliate	$11,012	$10,703	$309
Sales based revenues (1):
Affiliate	97,529	132,771	(35,242)
Third-party	317,892	428,524	(110,632)
Total revenues	426,433	571,998	(145,565)
Operating costs and expenses:
Cost of products sold:
Affiliate	95,149	130,508	(35,359)
Third-party	300,441	411,193	(110,752)
Operating and maintenance expenses	17,901	18,119	(218)
Selling, general and administrative expenses	1,905	2,196	(291)
Gain on disposal of assets, net	(99)	(84)	(15)
Depreciation and amortization	1,183	1,077	106
Total operating costs and expenses	416,480	563,009	(146,529)
Operating income	$9,953	$8,989	$964
Key Operating Statistics:
Fuel gallons sold (in thousands)	314,943	303,431	11,512
Fuel gallons sold to retail (included in fuel gallons sold above) (in thousands)	79,841	75,263	4,578
Fuel margin per gallon (2)	$0.028	$0.027	$0.001
Lubricant gallons sold (in thousands)	2,201	2,957	(756)
Lubricant margin per gallon (3)	$0.69	$0.66	$0.03
Crude oil trucking volume (bpd)	35,111	43,050	(7,939)
Average crude oil revenue per barrel	$2.24	$2.76	$(0.52)

(1)
All wholesale fee based revenues are generated through fees charged to Western's refining segment for truck transportation and delivery of crude oil and asphalt. Affiliate and third-party sales based revenues result from sales of refined products to Western and third-party customers at a delivered price that includes charges for product transportation.

(2)
Fuel margin per gallon is a measurement calculated by dividing the difference between fuel sales, net of transportation charges, and cost of fuel sales for our wholesale business by the number of gallons sold. Fuel margin per gallon is a measure frequently used in the petroleum products wholesale industry to measure operating results related to fuel sales.

(3)
Lubricant margin per gallon is a measurement calculated by dividing the difference between lubricant sales, net of transportation charges, and lubricant cost of products sold by the number of gallons sold. Lubricant margin is a measure frequently used in the petroleum products wholesale industry to measure operating results related to lubricant sales.

Gross Margin. We primarily use fuel margin per gallon and fuel gallons sold to evaluate the operating results of the wholesale segment. We think this is more applicable than utilizing the absolute price per gallon and cost of product sold since fuel prices can be volatile and our fuel margin per gallon is not generally correlated with changes in absolute price per gallon. Wholesale gross margin increased $0.5 million quarter over quarter. Fuel margins accounted for $0.6 million of this increase primarily due to a per gallon increase in fuel margins of approximately $0.001 combined with a 11.5 million gallon increase in total fuel sales. Increased revenue of $1.7 million period over period from new asphalt hauling activity by truck also contributed to the increased gross margin, partially offset by decreased revenue of $1.4 million crude oil gathering activity by truck and a $0.7 million decrease in margin from lubricant sales.
Operating and Maintenance Expenses. The decrease in operating and maintenance expenses was the result of lower fuel expense for our truck fleet ($0.5 million), partially offset by increased employee expense ($0.3 million).
Depreciation and Amortization. Depreciation and amortization remained relatively unchanged period over period.
Liquidity and Capital Resources
At March 31, 2016, we had cash and cash equivalents of $28.7 million. Our sources for liquidity include cash generated from operations, borrowings under our Revolving Credit Facility and the issuance of equity or debt securities. We funded the purchase of the TexNew Mex Pipeline System using $170 million in cash, including borrowings of $145 million under our Revolving Credit Facility and $25 million from cash on hand, the issuance of 421,031 common units representing limited partner interests in WNRL and 80,000 TexNew Mex Units.
On February 11, 2015, we issued the $300.0 million WNRL 2023 Senior Notes and used the proceeds to repay the borrowings under our Revolving Credit Facility. During the first three months of 2016, we have made no additional borrowings under our Revolving Credit Facility. On February 17, 2016, we repaid $15.0 million of outstanding direct borrowings under our Revolving Credit Facility. At March 31, 2016, the Revolving Credit Facility had availability of $169.3 million, net of $130.0 million in direct borrowings and $0.7 million in outstanding letters of credit.
Our Revolving Credit Facility and the indenture governing our WNRL 2023 Senior Notes both contain covenants that limit or restrict our ability to make cash distributions. Under our Revolving Credit Facility, we are permitted to make cash distributions to our equity holders, including our general partner, but only up to the amount of available cash under our partnership agreement and so long as no default exists or will be caused by such distributions. Under the Revolving Credit Facility, we are also required to maintain certain financial ratios, each tested on a quarterly basis for the immediately preceding four quarter period. The indenture governing the WNRL 2023 Senior Notes also prohibits us from making cash distributions to our equity holders, unless no default has occurred or will be caused by such distributions and such distributions are less than the cap amount prescribed in the indenture. See Note 10, Debt, in the Notes to Condensed Consolidated Financial Statements for further discussion on our Revolving Credit Facility.
We currently have an effective universal shelf Registration Statement on Form S-3 that provides for the registration and sale of up to $1 billion of our or certain of our subsidiaries equity or debt securities. We may over time, and subject to market conditions, in one or more offerings, offer and sell any combination of the securities described in the prospectus.
Our minimum quarterly distribution of $0.2875 per unit per quarter, or $1.15 per unit on an annualized basis, aggregates to $13.6 million per quarter and $54.4 million per year based on the current number of common and subordinated units outstanding. We do not have a legal obligation to pay this distribution. Any distributions are subject to compliance with the restrictions of our Revolving Credit Facility.
Our Second A&R Partnership Agreement sets forth the calculation to be used to determine the amount and priority of cash distributions that the common and subordinated unitholders, our General Partner as the holder of incentive distribution rights and Western as the holder of the TexNew Mex Units will receive. Our distributions are declared subsequent to quarter end. During the first quarter of 2016, we declared and paid distributions that were in excess of the target distribution amounts set forth in our partnership agreement, resulting in distributions to our General Partner as the holder of incentive distribution rights. We made cash distributions to our General Partner of $0.8 million and $0.02 million for the three months ended March 31, 2016 and 2015, respectively. Refer to Note 11, Equity, in the Notes to Condensed Consolidated Financial Statements for further information regarding incentive distribution rights.

The table below summarizes our 2016 quarterly distribution declarations, payments and scheduled payments through March 31, 2016:

Declaration Date	Record Date	Payment Date	Distribution per Common and Subordinated Unit
February 1, 2016	February 11, 2016	February 26, 2016	$0.3925
April 25, 2016	May 13, 2016	May 27, 2016	0.4025
Total			$0.7950
Cash Flows
The following table sets forth our cash flows for the periods indicated:

	Three Months Ended
	March 31,
	2016	2015	Change
	(In thousands)
Net cash provided by operating activities	$24,790	$32,732	$(7,942)
Net cash used in investing activities	(6,122)	(26,527)	20,405
Net cash provided by (used in) financing activities	(34,620)	27,669	(62,289)
Net change in cash and cash equivalents	$(15,952)	$33,874	$(49,826)
The decrease in net cash from operating activities period over period was primarily the result of changes in our working capital as disclosed in our Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015. The change in third-party accounts receivable was due to an increase in wholesale third-party receivables. The change in accounts payable and accrued liabilities was primarily due to an increase in payables associated with accrued payroll expenses related to Western employee services.
Cash flows provided by operating activities for the three months ended March 31, 2016 were primarily used to repay borrowings under our Revolving Credit Facility of $15.0 million, fund cash distributions to Western and non-controlling interest holders of $13.4 million and $6.2 million, respectively, and fund capital expenditures of $6.2 million.
For the same period in 2015, cash flows provided by operating activities combined with $300.0 million from the issuance of our WNRL 2023 Senior Notes were primarily used to repay the borrowings under our Revolving Credit Facility of $269.0 million, fund capital expenditures of $26.6 million, fund cash distributions to Western and non-controlling interest holders of $10.3 million and $5.3 million, respectively, and pay deferred financing costs of $6.6 million.
Capital Expenditures
Our capital requirements have consisted of and are expected to continue to consist of maintenance related capital expenditures and discretionary capital expenditures. As of March 31, 2016, we had cash and cash equivalents of $28.7 million, the majority of which is intended for use in planned growth projects. Maintenance capital expenditures include expenditures required to maintain equipment reliability, tankage and pipeline integrity and safety and to address environmental and other regulatory requirements. Discretionary capital expenditures include expenditures to acquire assets and expand existing facilities that increase throughput capacity of our pipelines and in our terminals or increase storage capacity at our storage facilities. For 2016, we budgeted $15.8 million for maintenance capital projects and up to $41.6 million in discretionary growth projects. We rely primarily upon external financing sources, including borrowings under our Revolving Credit Facility and the issuance of debt and equity securities, to fund any significant future discretionary capital expenditures.
Contractual Obligations
We include a complete summary of our future contractual obligations and commercial commitments as of December 31, 2015, in our 2015 Form 10-K under Part I, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Contractual Obligations.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.

Regulatory Matters
Our pipeline systems are subject to regulation by various federal, state and local agencies. Our interstate common carrier crude oil pipeline is subject to regulation by the Federal Energy Regulatory Commission ("FERC") under the Interstate Commerce Act (the “ICA”) and the Energy Policy Act of 1992 and the rules and regulations promulgated under those laws.
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

Item 3. Qualitative and Quantitative Disclosures about Market Risk
Refer to Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2015, for quantitative and qualitative disclosures about market risk. There have been no material changes in our exposures to market risk since December 31, 2015.

Item 4.	Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Interim Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of March 31, 2016. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016.
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes in our risk factors during the three months ended March 31, 2016 from those previously disclosed in the section entitled "Risk Factors" in our 2015 Form 10-K under Part I, Item 1A. Risk Factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
On May 4, 2016, WNRL and Western entered into an Asphalt Trucking Transportation Services Agreement. See Note 17, Related Party Transactions, in the Notes to Condensed Consolidated Financial Statements for further discussion.
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
WESTERN REFINING LOGISTICS, LP
BY: WESTERN REFINING LOGISTICS GP, LLC

Signature	Title	Date

/s/ Gary R. Dalke	Interim Chief Financial Officer	May 4, 2016
Gary R. Dalke	(Principal Financial Officer and Duly Authorized Signatory)