Form 10-Q
period 2016-06-30
Western Refining Logistics, LP
filed 2016-08-04
CIK 1581908

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 29, 2016, there were 28,805,580 common units and 22,811,000 subordinated units outstanding.

WESTERN REFINING LOGISTICS, LP

FORWARD-LOOKING STATEMENTS
Certain statements included throughout this Quarterly Report on Form 10-Q and in particular under the section entitled Part I — Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations relating to matters that are not historical fact are forward-looking statements that represent management’s beliefs and assumptions based on currently available information. These forward-looking statements relate to matters such as our industry including the regulation of our industry, the expected outcomes of legal proceedings involving us or Western Refining, Inc. ("Western"), business strategy, future operations, acquisition opportunities, volatility of commodity prices, access to crude oil, demand for refined products, seasonality, gross margins, volumes, taxes, capital expenditures, liquidity and capital resources, sources of financing for acquisitions, maintenance and capital expenditures, distributions and other financial and operating information. Forward-looking statements give our current expectations, contain projections of results of operations or of financial condition or forecasts of future events. We have used the words “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “position,” “potential,” “predict,” “project,” “strategy,” “will,” “future” and similar terms and phrases to identify forward-looking statements in this report.
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
When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Quarterly Report on Form 10-Q. Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to predict or identify all of these factors, they include, among others, the following:

•
changes in the business strategy or activity levels of Western that may be impacted by a variety of factors, including changes in crack spreads, changes in the spread between West Texas Intermediate ("WTI") crude oil and West Texas Sour ("WTS") crude oil, also known as the sweet/sour spread and changes in the spread between WTI crude oil and Dated Brent crude oil and between WTI Cushing crude oil and WTI Midland crude oil, and Western's post-merger integration with Northern Tier Energy LP;

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

i

•
other factors discussed in more detail herein and under Part I. — Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015, that are incorporated herein by this reference.

Any one of these factors or a combination of these factors could materially affect our financial condition, results of operations or cash flows and could influence whether any forward-looking statements ultimately prove to be accurate. You are urged to consider these factors carefully in evaluating our forward-looking statements and are cautioned not to place undue reliance on these forward-looking statements.
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
WESTERN REFINING LOGISTICS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except unit data)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$17,562	$44,605
Accounts receivable:
Affiliate	47,156	44,014
Third-party, net of a reserve for doubtful accounts of $232 and $106, respectively	62,177	55,053
Inventories	10,578	15,200
Prepaid expenses	4,672	4,133
Other current assets	4,487	5,562
Assets held for sale	5,616	—
Total current assets	152,248	168,567
Property, plant and equipment, net	320,493	321,251
Intangible assets, net	7,111	7,757
Other assets	3,369	3,376
Total assets	$483,221	$500,951
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Affiliate	$110,650	$92,031
Third-party	9,310	9,489
Accrued liabilities	33,018	30,378
Total current liabilities	152,978	131,898
Long-term liabilities:
Long-term debt	313,152	437,467
Other liabilities	9	9
Total long-term liabilities	313,161	437,476
Commitments and contingencies
Equity (Deficit):
General Partner	(2,767)	(1,085)
TexNew Mex unitholders (80,000 units issued and outstanding)	(310)	(310)
Common unitholders - Public (20,225,957 and 15,866,761 units issued and outstanding, respectively)	418,786	327,351
Common unitholders - Western (8,579,623 units issued and outstanding)	(106,252)	(105,090)
Subordinated unitholders - Western (22,811,000 units issued and outstanding)	(292,375)	(289,289)
Total equity (deficit)	17,082	(68,423)
Total liabilities and equity	$483,221	$500,951

The accompanying notes are an integral part of these condensed consolidated financial statements

WESTERN REFINING LOGISTICS, LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues:
Fee based:
Affiliate	$53,965	$47,465	$105,893	$92,943
Third-party	677	679	1,367	1,302
Sales based:
Affiliate	126,525	164,576	224,054	297,347
Third-party	397,435	523,184	715,327	951,708
Total revenues	578,602	735,904	1,046,641	1,343,300
Operating costs and expenses:
Cost of products sold:
Affiliate	123,870	162,191	219,019	292,699
Third-party	380,386	501,835	680,827	913,028
Operating and maintenance expenses	37,574	38,058	76,475	74,429
Selling, general and administrative expenses	5,758	6,279	10,823	12,234
Gain on disposal of assets, net	(802)	(160)	(901)	(244)
Depreciation and amortization	7,325	6,670	14,469	12,562
Total operating costs and expenses	554,111	714,873	1,000,712	1,304,708
Operating income	24,491	21,031	45,929	38,592
Other income (expense):
Interest and debt expense	(6,414)	(6,248)	(13,466)	(10,212)
Other income (expense), net	14	18	(104)	35
Net income before income taxes	18,091	14,801	32,359	28,415
Provision for income taxes	(217)	(148)	(478)	(351)
Net income	17,874	14,653	31,881	28,064
Less net loss attributable to General Partner	—	(1,262)	—	(3,174)
Net income attributable to limited partners	$17,874	$15,915	$31,881	$31,238

Net income per limited partner unit:
Common - basic	$0.33	$0.34	$0.61	$0.66
Common - diluted	0.33	0.34	0.61	0.66
Subordinated - basic and diluted	0.36	0.34	0.64	0.66

Weighted-average limited partner units outstanding:
Common - basic	26,409	24,017	25,429	24,001
Common - diluted	26,427	24,051	25,441	24,023
Subordinated - basic and diluted	22,811	22,811	22,811	22,811

Cash distributions declared per common unit	$0.4025	$0.3475	$0.7950	$0.6800

Prior-period financial information has been retrospectively adjusted for the TexNew Mex Pipeline Acquisition.
The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING LOGISTICS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net income	$31,881	$28,064
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,469	12,562
Reserve for doubtful accounts	126	88
Amortization of loan fees	685	579
Unit-based compensation expense	1,312	920
Gain on disposal of assets, net	(901)	(244)
Changes in operating assets and liabilities:
Accounts receivable - Third-party	(7,750)	(15,136)
Accounts receivable - Affiliate	(3,142)	(7,533)
Inventories	3,109	(1,688)
Prepaid expenses	(539)	258
Other assets	1,957	(866)
Accounts payable and accrued liabilities	17,792	31,128
Net cash provided by operating activities	58,999	48,132
Cash flows from investing activities:
Capital expenditures	(14,569)	(41,490)
Proceeds from sale of assets	977	290
Net cash used in investing activities	(13,592)	(41,200)
Cash flows from financing activities:
Additions to long-term debt	—	300,000
Payments on revolving credit facility	(125,000)	(269,000)
Proceeds from issuance of common units	92,460	—
Offering costs for issuance of common units	(330)	—
Deferred financing costs	—	(6,820)
Quarterly distributions to Western	(26,947)	(21,215)
Quarterly distributions to common unitholders - public	(12,633)	(10,772)
Contributions from affiliate	—	25,127
Net cash provided by (used in) financing activities	(72,450)	17,320
Net change in cash and cash equivalents	(27,043)	24,252
Cash and cash equivalents at beginning of period	44,605	54,298
Cash and cash equivalents at end of period	$17,562	$78,550
Supplemental disclosure of cash flow information:
Interest paid	$13,111	$957
Income taxes paid	94	581
Supplemental disclosure of non-cash investing activities:
Accrued capital expenditures	$4,860	$4,998
Transfer of capital spares from other assets to fixed assets	161	—

Prior-period financial information has been retrospectively adjusted for the TexNew Mex Pipeline Acquisition.
The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization
Western Refining Logistics, LP ("WNRL" or the "Partnership"), "we," "us," "our" and the "Company" refer to Western Refining Logistics, LP, and, unless the context otherwise requires, our subsidiaries. References to “Western” refer to Western Refining, Inc. WNRL is a Delaware limited partnership formed in July 2013 by Western Refining Logistics GP, LLC ("WRGP" or the "General Partner"), our general partner. WRGP is 100% owned by Western and holds all of the non-economic general partner interests in WNRL. As of June 30, 2016, Western owned 60.8% of the limited partner interest in WNRL and public unitholders held the remaining 39.2%. See Note 11, Equity, for additional information.
WNRL is principally a fee-based growth-oriented partnership that was formed to own, operate, develop and acquire logistics and related assets and businesses including terminals, storage tanks, pipelines and other logistics assets related to the terminalling, transportation, storage and distribution of crude oil and refined products. WNRL's businesses include 685 miles of pipelines, 8.4 million barrels of active storage capacity, distribution of wholesale petroleum products and crude oil trucking.
On May 16, 2016, we entered into an underwriting agreement relating to the issuance and sale by the Partnership of 3,750,000 common units representing limited partner interests in the Partnership. The closing of the offering occurred on May 20, 2016. We also granted the underwriter an option to purchase up to 562,500 additional common units on the same terms, that was exercised and closed on June 1, 2016. See Note 11, Equity, for additional information.
On October 30, 2015, WNRL acquired a segment of the TexNew Mex Pipeline system from Western that currently extends from our crude oil station in Star Lake, New Mexico, in the Four Corners region to our T station in Eddy County, New Mexico (the "TexNew Mex Pipeline System"). We also acquired an 80,000 barrel crude oil storage tank located at our crude oil pumping station in Star Lake, New Mexico and certain other related assets ("TexNew Mex Pipeline Acquisition") from Western. We acquired these assets in exchange for $170 million in cash, 421,031 common units representing limited partner interests in WNRL and 80,000 units of a class of limited partner interests in WNRL referred to as the "TexNew Mex Units." This transaction was between entities under common control and we recorded the purchase of the TexNew Mex Pipeline System assets at Western's historical book value as required by U.S. generally accepted accounting principles ("GAAP"). See Note 3, Acquisitions, for additional information.
Our operations include two reporting segments: the logistics segment and the wholesale segment. See Note 4, Segment Information, for further discussion of our business segments.
The financial statements presented in this Quarterly Report on Form 10-Q have been retrospectively adjusted to include the consolidated financial results of the TexNew Mex Pipeline System assets prior to October 30, 2015. The balance sheets as of June 30, 2016 and December 31, 2015, present solely the consolidated financial position of WNRL.
2. Basis of Presentation and Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016, or for any other period.
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
Financial Instruments and Fair Value
Financial instruments that potentially subject us to concentrations of credit risk primarily consist of accounts receivable. We believe that our credit risk is minimized as a result of the credit quality of our customer base. The carrying amounts of cash and cash equivalents, which we consider Level 1 assets, approximated their fair values at June 30, 2016 and December 31, 2015, due to their short-term maturities.

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

•
Lease accounting - the requirements were amended with regard to recognizing lease assets and lease liabilities on the balance sheet and disclosing information about leasing arrangements. The core principle is that a lessee should recognize the assets and liabilities that arise from leases. These provisions are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted.

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
Logistics. Our pipeline and gathering assets are positioned to support crude oil supply for Western's El Paso and Gallup refineries as well as third parties and consist of crude oil pipelines and gathering assets located primarily in the Delaware Basin and in the Four Corners area of Northwestern New Mexico. These systems gather and transport crude oil by pipeline from various production locations to Western’s refineries utilizing 685 miles of pipeline; 33 crude oil storage tanks with a total combined active shell storage capacity of 959,000 barrels, eight truck loading and unloading locations and 15 pump stations.
Our terminalling, transportation and storage assets support crude oil supply and refined product distribution for Western's El Paso and Gallup refineries as well as third parties and primarily consist of storage tanks, terminals, transportation and other assets located in El Paso, Texas, Gallup, Bloomfield and Albuquerque, New Mexico and Phoenix and Tucson, Arizona. These assets include crude oil, feedstock, blendstock, refined product and asphalt storage tanks with a total combined shell storage capacity of 7.4 million barrels, truck loading racks, railcar loading racks, pump stations and pipeline and related logistics assets to service Western’s operations.
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
During the second quarter of 2016, we disposed of certain assets related to our lubricants sales in California. We currently intend to dispose of the remainder of those assets during the third quarter of 2016. In connection with this asset disposal, we reported employee severance costs of $0.4 million within direct operating expenses and selling, general and administrative expenses in our Condensed Consolidated Statement of Operations for the period ended June 30, 2016. Assets held for sale in our Condensed Consolidated Balance Sheet at June 30, 2016 included $4.1 million in property, plant and equipment and $1.5 million in inventories. A gain of $0.6 million has been included in gain on disposal of assets, net for the three and six months ended June 30, 2016 in the Condensed Consolidated Statements of Operations.
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
The total assets of each segment consist primarily of cash and cash equivalents; inventories; net accounts receivable; net property, plant and equipment; net intangible assets and net other assets directly associated with the individual segment’s operations. Included in the total assets of the corporate operations are cash and cash equivalents, various net accounts receivable, prepaid expenses, other current assets and other long-term assets.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Disclosures regarding our reportable segments with reconciliations to consolidated totals for the three and six months ended June 30, 2016 and 2015, are presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)
Operating Results:
Logistics:
Revenues: Affiliate	$43,053	$36,279	$83,969	$71,054
Revenues: Third-party	677	679	1,367	1,302
Total revenues	$43,730	$36,958	85,336	72,356
Wholesale:
Revenues: Affiliate	$137,437	$175,762	245,978	319,236
Revenues: Third-party	397,435	523,184	715,327	951,708
Total revenues	$534,872	$698,946	961,305	1,270,944

Consolidated revenues	$578,602	$735,904	$1,046,641	$1,343,300

Operating income (loss):
Logistics	$18,751	$12,003	$32,681	$23,355
Wholesale	8,797	12,171	18,750	21,160
Other	(3,057)	(3,143)	(5,502)	(5,923)
Operating income from segments	24,491	21,031	45,929	38,592
Other income (expense), net	(6,400)	(6,230)	(13,570)	(10,177)
Consolidated income before income taxes	$18,091	$14,801	$32,359	$28,415

Depreciation and amortization:
Logistics	$6,119	$5,563	$12,080	$10,378
Wholesale	1,206	1,107	2,389	2,184
Consolidated depreciation and amortization	$7,325	$6,670	$14,469	$12,562

Capital expenditures:
Logistics	$7,299	$13,847	$13,168	$37,444
Wholesale	1,029	999	1,401	4,046
Consolidated capital expenditures	$8,328	$14,846	$14,569	$41,490

Total assets:
Logistics			$309,137	$297,566
Wholesale			156,067	185,523
Other			18,017	80,659
Consolidated total assets			$483,221	$563,748

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
In addition to the common and subordinated units, we have identified the general partner interest, incentive distribution rights and distributions associated with the TexNew Mex Units as participating securities and use the two-class method when calculating earnings per unit applicable to limited partners that is based on the weighted-average number of common units outstanding during the period. We make incentive distribution payments to our General Partner when our per unit distribution amount exceeds the target distribution. During the three and six months ended June 30, 2016, we made incentive distribution right payments of $0.9 million and $1.7 million, respectively, compared to $0.1 million and $0.2 million, respectively, for the three and six months ended June 30, 2015, to our General Partner. Refer to Note 11, Equity, for further information regarding incentive distribution rights.
To the extent there is sufficient available cash from operating surplus under the the Second Amended and Restated Partnership Agreement (the "Second A&R Partnership Agreement"), the holder of the TexNew Mex Units will be entitled to receive a distribution equal to 80% of the excess of TexNew Mex Shared Segment Distributable Cash Flow over the TexNew Mex Base Amount (as such terms are defined in the Second A&R Partnership Agreement). To the extent the holder of a TexNew Mex Unit is entitled to such a distribution, that distribution will be preferential to all other unit holder distributions. During the three and six months ended June 30, 2016 and 2015, the TexNew Mex unitholders were not entitled to any distributions. Refer to Note 11, Equity, for further information.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The calculation of net income per unit for the three and six months ended June 30, 2016 and 2015, respectively, is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands, except per unit data)
Net income	$17,874	$14,653	$31,881	$28,064
Net loss attributable to General Partner (1)	—	(1,262)	—	(3,174)
Net income attributable to limited partners	17,874	15,915	31,881	31,238
General Partner distributions	(921)	(139)	(1,682)	(155)
Limited partners' distributions on common units	(9,858)	(8,346)	(19,453)	(16,320)
Limited partners' distributions on subordinated units	(9,181)	(7,927)	(18,135)	(15,512)
Distributions greater than earnings	$(2,086)	$(497)	$(7,389)	$(749)

General Partners' earnings:
Distributions	$921	$139	$1,682	$155
Net loss attributable to General Partner (1)	—	(1,262)	—	(3,174)
Total General Partners' earnings (loss)	$921	$(1,123)	$1,682	$(3,019)

Limited partners' earnings on common units:
Distributions	$9,858	$8,346	$19,453	$16,320
Allocation of distributions greater than earnings	(1,119)	(255)	(3,895)	(384)
Total limited partners' earnings on common units	$8,739	$8,091	$15,558	$15,936

Limited partners' earnings on subordinated units:
Distributions	$9,181	$7,927	$18,135	$15,512
Allocation of distributions greater than earnings	(967)	(242)	(3,494)	(365)
Total limited partners' earnings on subordinated units	$8,214	$7,685	$14,641	$15,147

Weighted-average limited partner units outstanding:
Common units - basic	26,409	24,017	25,429	24,001
Common units - diluted	26,427	24,051	25,441	24,023
Subordinated units - basic and diluted	22,811	22,811	22,811	22,811

Net income per limited partner unit:
Common - basic	$0.33	$0.34	$0.61	$0.66
Common - diluted	0.33	0.34	0.61	0.66
Subordinated - basic and diluted	0.36	0.34	0.64	0.66

(1)
We apply the two-class method to calculate earnings per unit and allocate the results of operations of the TexNew Mex Pipeline System prior to the TexNew Mex Pipeline Acquisition entirely to our general partner. The limited partners had no rights to the results of operations before this acquisition.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. Inventories
Inventories were as follows:

	June 30, 2016	December 31, 2015
	(In thousands)
Lubricants	$10,470	$14,959
Refined products	108	241
Inventories	$10,578	$15,200
7. Property, Plant and Equipment, Net
Property, plant and equipment, net was as follows:

	June 30, 2016	December 31, 2015
	(In thousands)
Buildings and improvements	$28,670	$33,052
Pipelines and related assets	257,021	241,222
Terminals and related assets	119,520	115,947
Asphalt plant, terminals and related assets	26,597	26,898
Wholesale and related assets	32,051	32,248
	463,859	449,367
Accumulated depreciation	(150,038)	(138,906)
	313,821	310,461
Construction in progress	6,672	10,790
Property, plant and equipment, net	$320,493	$321,251
Depreciation expense was $7.1 million, $13.9 million, $6.3 million and $11.9 million for the three and six months ended June 30, 2016 and 2015, respectively.
8. Intangible Assets, Net
A summary of intangible assets, net, is presented in the table below:

	June 30, 2016			December 31, 2015			Weighted-Average Amortization Period (Years)
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Customer relationships	$7,172	$(3,969)	$3,203	$7,551	$(3,921)	$3,630	6.0
Pipeline rights-of-way	6,527	(2,619)	3,908	6,414	(2,287)	4,127	5.2
Intangible assets, net	$13,699	$(6,588)	$7,111	$13,965	$(6,208)	$7,757
Intangible asset amortization expense was $0.3 million and $0.6 million for the three and six months ended June 30, 2016, respectively, based upon estimates of useful lives ranging from 1 to 35 years. Intangible asset amortization expense was $0.3 million and $0.6 million for the three and six months ended June 30, 2015, respectively, based upon estimates of useful lives ranging from 1 to 20 years.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Estimated amortization expense for the indicated periods is as follows (in thousands):

Remainder of 2016	$588
2017	1,087
2018	1,087
2019	1,087
2020	792
2021	639
9. Accrued Liabilities
Accrued liabilities were as follows:

	June 30, 2016	December 31, 2015
	(In thousands)
Deferred revenue - affiliate	$13,808	$10,130
Interest	8,439	8,438
Excise and other taxes	6,048	5,335
Payroll and related costs	2,776	4,000
Property taxes	1,019	1,500
Branding	205	633
Other	723	342
Accrued liabilities	$33,018	$30,378
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
On October 15, 2014, to partially fund the purchase of certain assets from Western, WNRL borrowed $269.0 million under the Revolving Credit Facility. On February 11, 2015, WNRL repaid its outstanding direct borrowings under the Revolving Credit Facility with a portion of the proceeds from the issuance of its 7.5% Senior Notes, discussed below. On October 30, 2015, WNRL borrowed $145.0 million under the Revolving Credit Facility to partially fund the TexNew Mex Pipeline Acquisition. During the six months ended June 30, 2016, WNRL repaid $125.0 million of its outstanding direct borrowings under the Revolving Credit Facility using the net proceeds generated from our equity offering during the period and from cash-on-hand.
As of June 30, 2016, the availability under the Revolving Credit Facility was $279.3 million. This availability is net of $20.0 million in direct borrowings and $0.7 million in outstanding letters of credit. We had no swing line borrowings outstanding under our Revolving Credit Facility as of June 30, 2016. The estimated fair value of the Revolving Credit Facility approximates its carrying amount. The interest rate for the borrowings under the Revolving Credit Facility was 2.71% as of June 30, 2016. The unamortized financings costs of $1.2 million and $1.5 million as of June 30, 2016 and December 31, 2015, respectively, are included in long-term debt, less current portion, in the Condensed Consolidated Balance Sheets. The effective

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

rate of interest, including contractual interest and amortization of loan fees, on the Revolving Credit Facility was 2.97% as of June 30, 2016.
The Revolving Credit Facility contains covenants that limit or restrict our ability to make cash distributions. We are required to maintain certain financial ratios; each tested on a quarterly basis for the immediately preceding four quarter period.
7.5% Senior Notes
On February 11, 2015, we entered into an Indenture (the “Indenture”) among the Partnership, WNRL Finance Corp., a Delaware corporation and 100% owned subsidiary of the Partnership (“Finance Corp.” and together with the Partnership, the “Issuers”), the Guarantors named therein and U.S. Bank National Association, as trustee (the “Trustee”) under which the Issuers issued $300.0 million in aggregate principal amount of 7.5% Senior Notes due 2023 (the "WNRL 2023 Senior Notes"). The Partnership will pay interest on the WNRL 2023 Senior Notes semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2015. The WNRL 2023 Senior Notes will mature on February 15, 2023. Proceeds from the WNRL 2023 Senior Notes were used to repay $269.0 million of then outstanding borrowings under our Revolving Credit Facility. The estimated fair value of the WNRL 2023 Senior Notes was $300.0 million as of June 30, 2016. We incurred financing costs associated with the issuance of the WNRL 2023 Senior Notes of $6.8 million. Unamortized financings costs of $5.6 million and $6.1 million as of June 30, 2016 and December 31, 2015, respectively, are included in long-term debt, less current portion, in the Condensed Consolidated Balance Sheets. The effective rate of interest, including contractual interest and amortization of loan fees, on the 7.5% Senior Notes was 7.78% as of June 30, 2016.
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
The Indenture contains covenants that limit WNRL’s and its restricted subsidiaries’ ability to, among other things: (i) incur, assume or guarantee additional indebtedness or issue preferred units, (ii) create liens to secure indebtedness, (iii) pay distributions on equity securities, repurchase equity securities or redeem subordinated indebtedness, (iv) make investments, (v) effect distributions, loans or other asset transfers from the Partnership’s restricted subsidiaries, (vi) consolidate with or merge with or into, or sell substantially all of the Partnership’s properties to, another person, (vii) sell or otherwise dispose of assets, including equity interests in subsidiaries and (viii) enter into transactions with affiliates. These covenants are subject to a number of limitations and exceptions. The Indenture would permit or require the principal, premium, if any, and interest on all the then outstanding WNRL 2023 Senior Notes to be due and payable immediately in the event of default.
11. Equity
We had 20,225,957 publicly held outstanding common units as of June 30, 2016, including the net settlement and issuance of 46,696 common units upon the vesting of phantom units from our Western Refining Logistics, LP 2013 Long-Term Incentive Plan (the "LTIP") during the six months ended June 30, 2016. Western owned 8,579,623 of our common units and 22,811,000 of our subordinated units constituting an aggregate limited partner interest of 60.8% as of June 30, 2016.
On May 16, 2016, we entered into an underwriting agreement relating to the issuance and sale by the Partnership of 3,750,000 common units representing limited partner interests in the Partnership. The closing of the offering occurred on May 20, 2016. We also granted the underwriter an option to purchase up to 562,500 additional common units on the same terms, that was exercised and closed on June 1, 2016. We used the net proceeds generated from our equity offering to repay a portion of the outstanding balance on our Revolving Credit Facility during the period.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In accordance with our partnership agreement, Western's subordinated units will convert to common units once we have met specified distribution targets and successfully completed other tests set forth in our Second A&R Partnership Agreement.
Changes to equity during the six months ended June 30, 2016, were as follows:

	General	TexNew Mex -	Common -	Common -	Subordinated -
	Partner	Western	Public	Western	Western	Total
	(In thousands)
Balance at December 31, 2015	$(1,085)	$(310)	$327,351	$(105,090)	$(289,289)	$(68,423)
Unit-based compensation	—	—	764	—	—	764
Issuance of common units	—	—	92,460	—	—	92,460
Offering costs for issuance of common units	—	—	(330)	—	—	(330)
Distributions to partners declared	(1,682)	—	(12,633)	(6,820)	(18,135)	(39,270)
Net income attributable to limited partners	—	—	11,174	5,658	15,049	31,881
Balance at June 30, 2016	$(2,767)	$(310)	$418,786	$(106,252)	$(292,375)	$17,082
TexNew Mex Units
The Second A&R Partnership Agreement created the TexNew Mex Shared Segment and the TexNew Mex Units. The TexNew Mex units are generally entitled to participate in 80% of the economics attributable to the TexNew Mex Shared Segment resulting from crude oil throughput on the TexNew Mex shared segment above the 13,000 bpd. To the extent there is sufficient available cash from operating surplus under the Second A&R Partnership Agreement, the holder of the TexNew Mex Units will be entitled to receive a distribution equal to 80% of the excess of TexNew Mex Shared Segment Distributable Cash Flow over the TexNew Mex Base Amount (as such terms are defined in the Second A&R Partnership Agreement). To the extent the holder of a TexNew Mex Unit is entitled to such a distribution, that distribution will be preferential to all other unit holder distributions. We declared no distributions to TexNew Mex unitholders related to our operating results for the three and six months ended June 30, 2016 and 2015.
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
Our Second A&R Partnership Agreement sets forth the calculation to be used to determine the amount and priority of cash distributions that the common and subordinated unitholders and general partner will receive. We declare distributions subsequent to quarter end. The table below summarizes our 2016 quarterly distribution declarations, payments and scheduled payments through July 29, 2016:

Declaration Date	Record Date	Payment Date	Distribution per Common and Subordinated Unit
February 1, 2016	February 11, 2016	February 26, 2016	$0.3925
April 25, 2016	May 13, 2016	May 27, 2016	0.4025
July 26, 2016	August 12, 2016	August 26, 2016	0.4125
Total			$1.2075

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During 2015 and 2016, we declared and paid distributions that were in excess of the target distribution amounts set forth in our partnership agreement, resulting in distributions to our General Partner as the holder of incentive distribution rights. The total quarterly cash distributions for the three and six months ended June 30, 2016 and 2015, respectively, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands, except per unit data)
TexNew Mex Unit distributions:
TexNew Mex Unit distributions	$—	$—	$310	$—
Total TexNew Mex Unit distributions	$—	$—	$310	$—

General Partners' distributions:
General Partner's incentive distribution rights	$921	$139	$1,682	$155
Total General Partner's distributions	$921	$139	$1,682	$155

Limited partners' distributions:
Common	$9,858	$8,346	$19,453	$16,320
Subordinated	9,181	7,927	18,135	15,512
Total limited partners' distributions	19,039	16,273	37,588	31,832
Total cash distributions	$19,960	$16,412	$39,580	$31,987

Cash distributions per limited partner unit	$0.4025	$0.3475	$0.7950	$0.6800
We currently have an effective universal shelf Registration Statement on Form S-3 that provides for the registration and sale of up to $1 billion of equity or debt securities of us and certain of our subsidiaries. We may over time, and subject to market conditions, in one or more offerings, offer and sell any combination of the securities described in the prospectus. During the second quarter of 2016, an equity offering was completed pursuant to the shelf registration statement and resulted in reduced availability.
12. Equity-Based Compensation
Our General Partner's board of directors adopted the LTIP for the benefit of employees, consultants and non-employee directors of our General Partner and its affiliates. Awards granted under the LTIP vest over a scheduled vesting period and their market value at the date of the grant is amortized over the restricted period on a straight-line basis.
At June 30, 2016, there were 4,114,223 phantom units reserved for future grants under the LTIP.
The fair value of the phantom units is determined based on the closing price of WNRL common units on the grant date. The estimated fair value of the phantom units is amortized on a straight-line basis over the scheduled vesting periods of individual awards. We incurred unit-based compensation expense of $0.8 million, $1.3 million, $0.5 million and $0.9 million for the three and six months ended June 30, 2016 and 2015, respectively.
The aggregate grant date fair value of nonvested phantom units outstanding as of June 30, 2016, was $7.5 million. The aggregate intrinsic value of such phantom units was $7.5 million. Total unrecognized compensation cost related to our non-vested phantom units totaled $6.5 million at June 30, 2016, that we expect to recognize over a weighted-average period of approximately 2.9 years.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of our unit award activity for the six months ended June 30, 2016, is set forth below:

	Number of Phantom Units	Weighted-Average Grant Date Fair Value
Not vested at December 31, 2015	279,787	$28.06
Awards granted	86,100	22.51
Awards vested	(70,886)	26.16
Awards forfeited	(10,181)	31.87
Not vested at June 30, 2016	284,820	26.45
13. Risk Concentration
We are part of the consolidated operations of Western and we derive a significant portion of our revenue from transactions with Western and its affiliates. Western accounted for 31.2%, 31.5%, 28.8% and 29.1%, respectively, of our total revenues for the three and six months ended June 30, 2016 and 2015.
We sell a variety of refined products to a diverse customer base. Sales to Kroger Company accounted for 20.5%, 20.8%, 24.1% and 24.2% of total revenues for the three and six months ended June 30, 2016 and 2015, respectively. Sales to Western’s retail and unmanned fleet fueling sites accounted for 23.2%, 23.4%, 26.3% and 26.0% of total revenues for the three and six months ended June 30, 2016 and 2015, respectively.
See Note 17, Related Party Transactions, for detailed information on our agreements with Western.
14. Income Taxes
WNRL is treated as a publicly-traded partnership for federal and state income tax purposes, however, Western Refining Product Transport, LLC (a wholly-owned subsidiary) is taxed as a corporation for federal and state tax purposes. Taxes on our net income for WNRL and its subsidiaries generally are borne by our partners through the allocation of taxable income. The aggregate difference in the basis of our net assets for financial and tax reporting purposes cannot be readily determined as we do not have access to information about each partner's tax attributes in us. Our income tax expense results from our taxable subsidiary and state laws that apply to entities organized as partnerships, primarily in the state of Texas and from federal and state laws for corporations. For the three and six months ended June 30, 2016 and 2015, our income tax expense was $0.2 million, $0.5 million, $0.1 million and $0.4 million, respectively. Our effective tax rates for the three and six months ended June 30, 2016 and 2015, was 1.2%, 1.5%, 1.0% and 1.2%, respectively.
As of June 30, 2016 and December 31, 2015, we had no unrecognized tax benefit liability. No interest or penalties were recognized related to income taxes during the three and six months ended June 30, 2016 and 2015.

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
The following table presents our annual minimum rental payments under non-cancelable operating leases that have lease terms of one year or more (in thousands) as of June 30, 2016:

Remaining 2016	$3,756
2017	6,040
2018	3,274
2019	1,180
2020	180
2021 and thereafter	479
$14,909
Total rental expense was $2.5 million, $4.9 million, $2.3 million and $4.6 million for the three and six months ended June 30, 2016 and 2015, respectively. Contingent rentals and subleases were not significant in any year.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)
Indirect charges:
Operating and maintenance expenses	$10,250	$8,680	$20,459	$17,687
Selling, general and administrative expenses	2,097	2,287	3,913	4,270
Total indirect charges	$12,347	$10,967	$24,372	$21,957
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
The Second A&R Partnership Agreement created the TexNew Mex Shared Segment and the TexNew Mex Units. The TexNew Mex units are generally entitled to participate in 80% of the economics attributable to the TexNew Mex Shared Segment resulting from crude oil throughput on the TexNew Mex shared segment above the 13,000 bpd. To the extent there is sufficient available cash from operating surplus under the Second A&R Partnership Agreement, the holder of the TexNew Mex Units will be entitled to receive a distribution equal to 80% of the excess of TexNew Mex Shared Segment Distributable Cash Flow over the TexNew Mex Base Amount (as such terms are defined in the Second A&R Partnership Agreement). To the extent the holder of a TexNew Mex Unit is entitled to such a distribution, that distribution will be preferential to all other unit holder distributions. During the three and six months ended June 30, 2016 and 2015, the TexNew Mex Units were not entitled to any distributions. See Note 11, Equity, for further discussion.

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
Wholesale Segment Agreements
In connection with WNRL's purchase of all of the outstanding limited liability company interests of Western Refining Wholesale, LLC from Western on October 15, 2014 (the "Wholesale Acquisitions"), we entered into the following 10-year agreements with Western. These agreements include certain minimum volume commitments by Western.
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

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

explosions, terrorist acts, accidental disruption of service, breakage, breakdown of machinery, storage tanks or lines of pipe and inability to obtain or unavoidable delays in obtaining material or equipment and any other circumstances not reasonably within the control of the party claiming suspension and that by the exercise of due diligence such party is unable to prevent or overcome.
On May 4, 2015, we entered into a Joinder Agreement with Western and Northern Tier Energy LP ("NTI") that joined us as a party to the Shared Services Agreement, dated October 30, 2014, between Western and NTI and under which Western and NTI provide services to each other in support of their operations. Under the Joinder Agreement, we provide certain scheduling and other services in support of NTI’s operations and NTI reimburses us for the costs associated with providing such services. During the three and six months ended June 30, 2016 and 2015, we incurred expenses of $0.1 million, $0.2 million, $0.03 million and $0.09 million, respectively, that are reimbursable from NTI under the Shared Services Agreement.
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

Overview
WNRL is a Delaware master limited partnership that commenced operations in October 2013. Western Refining Logistics GP, LLC ("WRGP"), our general partner, holds all of the non-economic general partner interests in WNRL and is owned 100% by Western.
WNRL is principally a fee-based, growth-oriented partnership that owns, operates, develops and acquires logistics and related assets and businesses including terminals, storage tanks, pipelines and other logistics assets related to the terminalling, transportation, storage and distribution of crude oil and refined products. WNRL's assets and operations include 685 miles of pipelines, 8.4 million barrels ("bbls") of active storage capacity, distribution of wholesale petroleum products and crude oil trucking.
On May 16, 2016, we entered into an underwriting agreement relating to the issuance and sale by the Partnership of 3,750,000 common units representing limited partner interests in the Partnership. The closing of the offering occurred on May 20, 2016. We also granted the underwriter an option to purchase up to 562,500 additional common units on the same terms, that was exercised and closed on June 1, 2016.
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
We recorded the purchase of the TexNew Mex Pipeline System assets at Western's historical book value. U.S. generally accepted accounting principles ("GAAP") require that we treat this purchase as a transaction between entities under common control. We have retrospectively adjusted the financial information for WNRL, to include the historical results of the assets acquired, for periods prior to the effective date of the transaction.
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
A significant portion of our wholesale fuel sales and all of our lubricants sales are to third-party customers. We purchase substantially all of our fuel from Western on the same day that we sell it, which minimizes our exposure to commodity price fluctuations. The margins we earn on these sales are dependent on a number of factors that are outside of our control, including the overall supply of refined products and lubricants in the regions that we serve as well as the demand for these products by our customers. Among other factors, the margins we earn through these activities would likely be adversely impacted in the event of excess supply of refined products or lubricants and corresponding customer demand that is below historical norms. These supply and demand dynamics are subject to day-to-day variability and may result in volatility in the margins that our wholesale business achieves. Extended periods of market conditions that result in earning margins that are lower than anticipated could adversely affect our financial condition, results of operations and cash flows.
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
Factors Affecting the Comparability of Our Financial Results
Revenues generated and reported by the TexNew Mex Pipeline System, prior to the TexNew Mex Pipeline Acquisition, were minimal and were for amounts required to be recorded for Western for regulatory reporting. We did not record intercompany revenues related to the operation of the TexNew Mex Pipeline System and related assets for the benefit of Western prior to the TexNew Mex Pipeline Acquisition.
Critical Accounting Policies and Estimates
We prepare our financial statements in conformity with GAAP. In order to apply these principles, we must make judgments, assumptions and estimates based on the best available information at the time. Actual results may differ based on the continuing development of the information utilized and subsequent events, some of which we may have little or no control over. Our critical accounting policies could materially affect the amounts recorded in our financial statements. Our critical accounting policies, estimates and recent accounting pronouncements that potentially impact us are discussed in detail under Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2015 Form 10-K.
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
Results of Operations
The following tables summarize our consolidated and operating segment financial data and key operating statistics for the three and six months ended June 30, 2016 and 2015, respectively. The following data should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this quarterly report.
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

Consolidated
Three Months Ended June 30, 2016, Compared to the Three Months Ended June 30, 2015

	Three Months Ended
	June 30,
	2016	2015	Change
	(In thousands, except per unit data)
Revenues:
Fee based:
Affiliate	$53,965	$47,465	$6,500
Third-party	677	679	(2)
Sales based:
Affiliate	126,525	164,576	(38,051)
Third-party	397,435	523,184	(125,749)
Total revenues	578,602	735,904	(157,302)
Operating costs and expenses:
Cost of products sold:
Affiliate	123,870	162,191	(38,321)
Third-party	380,386	501,835	(121,449)
Operating and maintenance expenses	37,574	38,058	(484)
Selling, general and administrative expenses	5,758	6,279	(521)
Gain on disposal of assets, net	(802)	(160)	(642)
Depreciation and amortization	7,325	6,670	655
Total operating costs and expenses	554,111	714,873	(160,762)
Operating income	24,491	21,031	3,460
Other income (expense):
Interest and debt expense	(6,414)	(6,248)	(166)
Other, net	14	18	(4)
Net income before income taxes	18,091	14,801	3,290
Provision for income taxes	(217)	(148)	(69)
Net income	17,874	14,653	3,221
Net income attributable to General Partner	—	(1,262)	1,262
Net income attributable to limited partners	$17,874	$15,915	$1,959

Net income per limited partner unit:
Common - basic	$0.33	$0.34	$(0.01)
Common - diluted	0.33	0.34	(0.01)
Subordinated - basic and diluted	0.36	0.34	0.02

Weighted-average limited partner units outstanding:
Common - basic	26,409	24,017	2,392
Common - diluted	26,427	24,051	2,376
Subordinated - basic and diluted	22,811	22,811	—

	Three Months Ended
	June 30,
	2016	2015	Change
	(In thousands)
Cash Flow Data
Net cash provided by (used in):
Operating activities	$34,209	$15,400	$18,809
Investing activities	(7,470)	(14,673)	7,203
Financing activities	(37,830)	(10,349)	(27,481)
Capital expenditures	$8,328	$14,846	$(6,518)
Other Data
EBITDA (1)	$31,830	$27,048	$4,782
Distributable cash flow (1)	25,090	17,440	7,650

(1)
EBITDA and Distributable Cash Flow are non-GAAP performance measures that we believe are useful in evaluating performance as a general indication of, among other things, our operating performance and the ability of our assets to generate sufficient cash to make distributions to our unitholders. We present an explanation and reconciliation to the nearest comparable GAAP measure in the section titled EBITDA and Distributable Cash Flows herein.

Gross Profit. Gross profit is a non-GAAP performance measure that we calculate as total revenues, net of excise taxes, less cost of products sold, exclusive of depreciation and amortization, as follows:

	Three Months Ended
	June 30,
	2016	2015	Change
	(In thousands)
Net sales	$578,602	$735,904	$(157,302)
Cost of products sold (exclusive of depreciation and amortization)	504,256	664,026	(159,770)
Gross profit	$74,346	$71,878	$2,468
Gross profit increased by $2.5 million primarily due to increased fee based revenue of $6.8 million resulting from greater mainline movement volumes compared to 2015. Increased revenues of $2.0 million from new asphalt hauling activity by truck also contributed to the increase. These increases were partially offset by decreased wholesale fuel margins of $3.8 million, lower revenue of $2.0 million associated with crude oil gathering activity by truck and a $1.1 million decrease in margin from lubricant sales. Wholesale sales based revenues decreased due to a lower average price per gallon sold in the three months ended June 30, 2016 of $1.60 compared to $2.08 for the three months ended June 30, 2015.
Operating and Maintenance Expenses. Operating and maintenance expenses decreased primarily due to lower maintenance expense ($1.3 million) and operating material and supplies ($0.4 million), partially offset by higher employee expenses ($0.8 million) resulting from an increase in the number of drivers in our truck fleet and outside support services ($0.5 million) due to in-line inspections for pipeline segments and various tank repairs.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased primarily due to decreased professional and legal services ($0.6 million) related to expenses associated with acquisition activities during the prior period.
Gain on disposal of assets, net. The increase in gain on disposal of assets, net was primarily due to the sale of assets related to our lubricant sales activities in California during the current period.
Depreciation and Amortization. Depreciation and amortization increased due to the ongoing expansion of our Delaware Basin and Four Corners logistics systems.
Interest and Debt Expense. The increase in interest expense from prior periods was attributable to interest incurred through our borrowings under the Revolving Credit Facility during the current period.

Six Months Ended June 30, 2016, Compared to the Six Months Ended June 30, 2015

	Six Months Ended
	June 30,
	2016	2015	Change
	(In thousands, except per unit data)
Revenues:
Fee based:
Affiliate	$105,893	$92,943	$12,950
Third-party	1,367	1,302	65
Sales based:
Affiliate	224,054	297,347	(73,293)
Third-party	715,327	951,708	(236,381)
Total revenues	1,046,641	1,343,300	(296,659)
Operating costs and expenses:
Cost of products sold:
Affiliate	219,019	292,699	(73,680)
Third-party	680,827	913,028	(232,201)
Operating and maintenance expenses	76,475	74,429	2,046
Selling, general and administrative expenses	10,823	12,234	(1,411)
Gain on disposal of assets, net	(901)	(244)	(657)
Depreciation and amortization	14,469	12,562	1,907
Total operating costs and expenses	1,000,712	1,304,708	(303,996)
Operating income	45,929	38,592	7,337
Other income (expense):
Interest and debt expense	(13,466)	(10,212)	(3,254)
Other, net	(104)	35	(139)
Net income before income taxes	32,359	28,415	3,944
Provision for income taxes	(478)	(351)	(127)
Net income	31,881	28,064	3,817
Less net loss attributable to General Partner	—	(3,174)	3,174
Net income attributable to limited partners	$31,881	$31,238	$643

Net income per limited partner unit:
Common - basic	$0.61	$0.66	$(0.05)
Common - diluted	0.61	0.66	(0.05)
Subordinated - basic and diluted	0.64	0.66	(0.02)

Weighted-average limited partner units outstanding:
Common - basic	25,429	24,001	1,428
Common - diluted	25,441	24,023	1,418
Subordinated - basic and diluted	22,811	22,811	—

	Six Months Ended
	June 30,
	2016	2015	Change
	(In thousands)
Cash Flow Data
Net cash provided by (used in):
Operating activities	$58,999	$48,132	$10,867
Investing activities	(13,592)	(41,200)	27,608
Financing activities	(72,450)	17,320	(89,770)
Capital expenditures	$14,569	$41,490	$(26,921)
Other Data
EBITDA (1)	$60,294	$51,276	$9,018
Distributable cash flow (1)	47,618	39,209	8,409

(1)
EBITDA and Distributable Cash Flow are non-GAAP performance measures that we believe are useful in evaluating performance as a general indication of, among other things, our operating performance and the ability of our assets to generate sufficient cash to make distributions to our unitholders. We present an explanation and reconciliation to the nearest comparable GAAP measure in the section titled EBITDA and Distributable Cash Flows herein.

Gross Profit. Gross profit is a non-GAAP performance measure that we calculate as total revenues, net of excise taxes, less cost of products sold, exclusive of depreciation and amortization, as follows:

	Six Months Ended
	June 30,
	2016	2015	Change
	(In thousands)
Net sales	$1,046,641	$1,343,300	$(296,659)
Cost of products sold (exclusive of depreciation and amortization)	899,846	1,205,727	(305,881)
Gross profit	$146,795	$137,573	$9,222
WNRL's gross profit increased by $9.2 million primarily due to increased fee based revenue of $13.0 million resulting from greater mainline movement volumes compared to 2015. Increased revenue of $3.7 million from new asphalt hauling activity by truck also contributed to the increase. These increases were partially offset by decreased wholesale fuel margins of $3.2 million, lower revenue of $3.3 million associated with crude oil gathering activity by truck and a $1.8 million decrease in margin from lubricant sales. Wholesale sales based revenues decreased due to a lower average price per gallon sold in the first six months of 2016 of $1.41 compared to $1.90 for the first six months of 2015.
Operating and Maintenance Expenses. Operating and maintenance expenses increased primarily due to higher outside support services ($2.2 million) due to in-line inspections for pipeline segments and various tank repairs and higher employee expenses ($1.9 million) resulting from an increase in the number of drivers in our truck fleet, partially offset by decreased chemical expense ($0.7 million) specifically due to chemical additives used in the pipeline transportation process and by lower fuel expense for our transportation department ($0.9 million).
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased primarily due to decreased professional and legal services ($0.8 million) related to acquisitions and corresponding debt transactions and other taxes ($0.3 million).
Gain on disposal of assets, net. The increase in gain on disposal of assets, net was primarily due to the sale of assets related to our lubricant sales activities in California during the current period.
Depreciation and Amortization. Depreciation and amortization increased due to assets capitalized in the TexNew Mex Pipeline Acquisition and ongoing expansion of our Delaware Basin and Four Corners logistics systems.
Interest and Debt Expense. The increase in interest expense from prior periods was attributable to interest incurred through our issuance of $300.0 million of the WNRL 2023 Senior Notes during the first quarter of 2015 and borrowings under the Revolving Credit Facility during the current period.

EBITDA and Distributable Cash Flows
We define EBITDA as earnings before interest and debt expense, provision for income taxes and depreciation and amortization. We define Distributable Cash Flow as EBITDA plus the change in deferred revenues, less debt interest accruals, income taxes paid, maintenance capital expenditures and distributions declared on our TexNew Mex units. The GAAP performance measure most directly comparable to EBITDA is net income. The GAAP liquidity measure most directly comparable to EBITDA and distributable cash flow is net cash provided by operating activities. These non-GAAP financial measures should not be considered alternatives to GAAP net income or net cash provided by operating activities.
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
Distributable Cash Flow is a standard used by the investment community with respect to publicly traded partnerships because the value of a partnership unit is, in part, measured by its yield. Yield is based on the amount of cash distributions a partnership can pay to a unitholder. Although distributable cash flow is a liquidity measure, it is presented in this reconciliation to net income as supplemental information.
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
The calculation of EBITDA and Distributable Cash Flow includes the results of operations for the TexNew Mex Pipeline System for the three and six months ended June 30, 2016. The results of operations for the TexNew Mex Pipeline System are excluded from the EBITDA and Distributable Cash Flow calculations for the comparable periods in the prior year because a retrospective adjustment of these performance measures is not a representative measure of performance results.

The following tables reconcile net income attributable to limited partners to EBITDA and Distributable Cash Flow for the three and six months ended June 30, 2016 and 2015, respectively.

	Three Months Ended
	June 30,
	2016	2015	Change
	(In thousands)
Net income attributable to limited partners	$17,874	$15,915	$1,959
Interest and debt expense	6,414	6,248	166
Provision for income taxes	217	148	69
Depreciation and amortization	7,325	4,737	2,588
EBITDA	31,830	27,048	4,782

Change in deferred revenues	1,446	1,215	231
Interest accruals	(6,072)	(8,908)	2,836
Income taxes paid	(64)	(580)	516
Maintenance capital expenditures	(2,050)	(2,117)	67
Distributions on TexNew Mex Units	—	—	—
Other	—	782	(782)
Distributable cash flow	$25,090	$17,440	$7,650

Minimum quarterly distribution	$14,840	$13,463	$1,377

	Six Months Ended
	June 30,
	2016	2015	Change
	(In thousands)
Net income attributable to limited partners	$31,881	$31,238	$643
Interest and debt expense	13,466	10,212	3,254
Provision for income taxes	478	351	127
Depreciation and amortization	14,469	9,475	4,994
EBITDA	60,294	51,276	9,018

Change in deferred revenues	3,678	2,447	1,231
Interest accruals	(12,781)	(9,633)	(3,148)
Income taxes paid	(94)	(581)	487
Maintenance capital expenditures	(3,479)	(5,082)	1,603
Distributions on TexNew Mex Units	—	—	—
Other	—	782	(782)
Distributable cash flow	$47,618	$39,209	$8,409

Minimum quarterly distribution	$28,438	$26,926	$1,512

Logistics Segment
Three Months Ended June 30, 2016, Compared to the Three Months Ended June 30, 2015

	Three Months Ended
	June 30,
	2016	2015	Change
	(In thousands, except key operating statistics)
Statement of Operations Data:
Fee based revenues:
Affiliate	$43,053	$36,279	$6,774
Third-party	677	679	(2)
Total revenues	43,730	36,958	6,772
Operating costs and expenses:
Operating and maintenance expenses	18,317	18,506	(189)
General and administrative expenses	548	886	(338)
Gain on disposal of assets, net	(5)	—	(5)
Depreciation and amortization	6,119	5,563	556
Total operating costs and expenses	24,979	24,955	24
Operating income	$18,751	$12,003	$6,748
Key Operating Statistics:
Pipeline and gathering (bpd):
Mainline movements (1):
Permian/Delaware Basin system	55,953	43,873	12,080
Four Corners system	58,047	51,486	6,561
TexNew Mex system	10,375	3,398	6,977
Gathering (truck offloading):
Permian/Delaware Basin system	17,823	24,019	(6,196)
Four Corners system	11,133	12,950	(1,817)
Pipeline Gathering and Injection system:
Permian/Delaware Basin system	11,302	5,911	5,391
Four Corners system	27,225	22,081	5,144
TexNew Mex system	343	—	343
Tank storage capacity (bbls) (2)	845,514	619,893	225,621
Terminalling, transportation and storage:
Shipments into and out of storage (bpd) (includes asphalt)	393,037	389,220	3,817
Terminal storage capacity (bbls) (2)	7,385,543	7,482,152	(96,609)

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
Fee Based Revenues. Our revenues were generated from third-party contracts and commercial agreements with Western. On July 1, 2015, we increased certain pipeline, terminal and other service fee rates with such increases ranging from 1.9% for terminal, storage and trucking activities to 4.6% for crude oil pipeline shipments based on annual fee escalators included in our commercial agreements with Western. These increases collectively accounted for a $0.4 million increase in fee based revenues period over period. In addition, increased utilization of our Permian Basin assets (comprised of an additional 12,080 barrels per day ("bpd")) resulted in a $1.2 million increase in fees over the prior period, and increased volumes handled by our Four

Corners system assets (comprised of an additional 6,561 bpd), resulted in a $1.5 million increase in fees period over period. The TexNew Mex Pipeline System, that commenced operations in April 2015, resulted in a $2.9 million increase in fees in 2016.
Operating and Maintenance Expenses. Operating and maintenance expenses decreased primarily due to maintenance expense ($1.1 million) and chemical expense ($0.4 million) specifically related to chemical additives used in the pipeline transportation process, partially offset by increased employee expenses ($0.8 million) and outside support services ($0.6 million) due to in-line inspections of certain pipeline segments and various tank repairs.
General and Administrative Expenses. General and administrative expenses decreased primarily due to decreased indirect charges allocated from Western ($0.4 million).
Depreciation and Amortization. Depreciation and amortization increased due to the ongoing expansion of our Delaware Basin and Four Corners logistics systems.
Six Months Ended June 30, 2016, Compared to the Six Months Ended June 30, 2015

	Six Months Ended
	June 30,
	2016	2015	Change
	(In thousands, except key operating statistics)
Statement of Operations Data:
Fee based revenues:
Affiliate	$83,969	$71,054	$12,915
Third-party	1,367	1,302	65
Total revenues	85,336	72,356	12,980
Operating costs and expenses:
Operating and maintenance expenses	39,317	36,758	2,559
General and administrative expenses	1,263	1,865	(602)
Gain on disposal of assets, net	(5)	—	(5)
Depreciation and amortization	12,080	10,378	1,702
Total operating costs and expenses	52,655	49,001	3,654
Operating income	$32,681	$23,355	$9,326
Key Operating Statistics:
Pipeline and gathering (bpd):
Mainline movements (1):
Permian/Delaware Basin system	52,719	40,213	12,506
Four Corners system	55,257	48,679	6,578
TexNew Mex system	11,460	1,708	9,752
Gathering (truck offloading):
Permian/Delaware Basin system	19,178	23,316	(4,138)
Four Corners system	11,947	11,812	135
Pipeline Gathering and Injection system:
Permian/Delaware Basin system	9,594	3,775	5,819
Four Corners system	25,831	21,327	4,504
TexNew Mex system	171	—	171
Tank storage capacity (bbls) (2)	836,858	620,198	216,660
Terminalling, transportation and storage:
Shipments into and out of storage (bpd) (includes asphalt)	390,647	390,263	384
Terminal storage capacity (bbls) (2)	7,385,543	7,486,337	(100,794)

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
Fee Based Revenues. Our revenues were generated from third-party contracts and commercial agreements with Western. On July 1, 2015, we increased certain pipeline, terminal and other service fee rates with such increases ranging from 1.9% for terminal, storage and trucking activities to 4.6% for crude oil pipeline shipments based on annual fee escalators included in our commercial agreements with Western. These increases collectively accounted for a $0.7 million increase in fee based revenues period over period. In addition, increased utilization of our Permian Basin assets (comprised of an additional 12,506 bpd) resulted in a $2.5 million increase in fees over the prior period and increased volumes handled by our Four Corners system assets (comprised of an additional 6,578 bpd), resulted in a $2.2 million increase in fees period over period. The TexNew Mex Pipeline System, that commenced operations in April 2015, resulted in a $8.1million increase in fees in 2016.
Operating and Maintenance Expenses. Operating and maintenance expenses increased primarily due to outside support services ($2.1 million) due to in-line inspections of certain pipeline segments and various tank repairs, increased employee expenses ($1.5 million) and increased environmental expenses ($0.5 million), partially offset by decreased maintenance expense ($1.4 million).
General and Administrative Expenses. General and administrative expenses decreased primarily due to decreased indirect charges allocated from Western ($0.4 million) and other taxes ($0.3 million).
Depreciation and Amortization. Depreciation and amortization increased due to assets capitalized in the TexNew Mex Pipeline Acquisition and the ongoing expansion of our Delaware Basin and Four Corners logistics systems.

Wholesale Segment
Three Months Ended June 30, 2016, Compared to the Three Months Ended June 30, 2015

	Three Months Ended
	June 30,
	2016	2015	Change
	(In thousands, except key operating stats)
Statement of Operations Data:
Fee based revenues (1):
Affiliate	$10,912	$11,186	$(274)
Sales based revenues (1):
Affiliate	126,525	164,576	(38,051)
Third-party	397,435	523,184	(125,749)
Total revenues	534,872	698,946	(164,074)
Operating costs and expenses:
Cost of products sold:
Affiliate	123,870	162,191	(38,321)
Third-party	380,386	501,835	(121,449)
Operating and maintenance expenses	19,257	19,552	(295)
General and administrative expenses	2,153	2,250	(97)
Gain on disposal of assets, net	(797)	(160)	(637)
Depreciation and amortization	1,206	1,107	99
Total operating costs and expenses	526,075	686,775	(160,700)
Operating income	$8,797	$12,171	$(3,374)
Key Operating Statistics:
Fuel gallons sold (in thousands)	311,486	310,811	675
Fuel gallons sold to retail (included in fuel gallons sold above) (in thousands)	83,721	79,023	4,698
Fuel margin per gallon (2)	$0.025	$0.037	$(0.012)
Lubricant gallons sold (in thousands)	1,846	3,014	(1,168)
Lubricant margin per gallon (3)	$0.89	$0.78	$0.11
Asphalt trucking volume (bpd)	4,876	—	4,876
Crude oil trucking volume (bpd)	42,092	48,992	(6,900)
Average crude oil revenue per barrel	$2.17	$2.51	$(0.34)

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

Gross Margin. Gross margin is a non-GAAP performance measure that we calculate as total revenues, net of excise taxes, less cost of products sold, exclusive of depreciation and amortization, as follows:

	Three Months Ended
	June 30,
	2016	2015	Change
	(In thousands)
Net sales	$534,872	$698,946	$(164,074)
Cost of products sold (exclusive of depreciation and amortization)	504,256	664,026	(159,770)
Gross margin	$30,616	$34,920	$(4,304)
We primarily use fuel margin per gallon and fuel gallons sold to evaluate the operating results of the wholesale segment. We believe this metric is more useful to investors than utilizing the absolute price per gallon and cost of product sold since fuel prices can be volatile and our fuel margin per gallon is not generally correlated with changes in absolute prices per gallon. Wholesale gross margin decreased $4.3 million quarter over quarter. Fuel margins accounted for $3.8 million of this decrease primarily due to a per gallon decrease in fuel margins of approximately $0.012, partially offset by a 0.7 million gallon increase in total fuel sales. Decreased revenue of $2.0 million from crude oil gathering activity by truck and a $1.1 million decrease in margin from lubricant sales also contributed to the decreased gross margin, partially offset by increased revenue of $2.0 million period over period from new asphalt hauling activity by truck.
Operating and Maintenance Expenses. The decrease in operating and maintenance expenses was the result of lower fuel expense for our truck fleet ($0.4 million) offset by increased employee expense ($0.1 million).
Gain on disposal of assets, net. The increase in gain on disposal of assets, net was primarily due to the sale of assets related to our lubricant sales activities in California during the current period.
Depreciation and Amortization. Depreciation and amortization remained relatively unchanged period over period.

Six Months Ended June 30, 2016, Compared to the Six Months Ended June 30, 2015

	Six Months Ended
	June 30,
	2016	2015	Change
	(In thousands, except key operating stats)
Statement of Operations Data:
Fee based revenues (1):
Affiliate	$21,924	$21,889	$35
Sales based revenues (1):
Affiliate	224,054	297,347	(73,293)
Third-party	715,327	951,708	(236,381)
Total revenues	961,305	1,270,944	(309,639)
Operating costs and expenses:
Cost of products sold:
Affiliate	219,019	292,699	(73,680)
Third-party	680,827	913,028	(232,201)
Operating and maintenance expenses	37,158	37,671	(513)
Selling, general and administrative expenses	4,058	4,446	(388)
Gain on disposal of assets, net	(896)	(244)	(652)
Depreciation and amortization	2,389	2,184	205
Total operating costs and expenses	942,555	1,249,784	(307,229)
Operating income	$18,750	$21,160	$(2,410)
Key Operating Statistics:
Fuel gallons sold (in thousands)	626,429	614,242	12,187
Fuel gallons sold to retail (included in fuel gallons sold above) (in thousands)	163,562	154,286	9,276
Fuel margin per gallon (2)	$0.027	$0.032	$(0.005)
Lubricant gallons sold (in thousands)	4,047	5,971	(1,924)
Lubricant margin per gallon (3)	$0.78	$0.72	$0.06
Asphalt trucking volume (bpd)	3,875	—	3,875
Crude oil trucking volume (bpd)	38,801	46,037	(7,236)
Average crude oil revenue per barrel	$2.20	$2.63	$(0.43)

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

Gross Margin. Gross margin is a non-GAAP performance measure that we calculate as total revenues, net of excise taxes, less cost of products sold, exclusive of depreciation and amortization, as follows:

	Six Months Ended
	June 30,
	2016	2015	Change
	(In thousands)
Net sales	$961,305	$1,270,944	$(309,639)
Cost of products sold (exclusive of depreciation and amortization)	899,846	1,205,727	(305,881)
Gross margin	$61,459	$65,217	$(3,758)
We primarily use fuel margin per gallon and fuel gallons sold to evaluate the operating results of the wholesale segment. We believe this metric is more useful to investors than utilizing the absolute price per gallon and cost of product sold since fuel prices can be volatile and our fuel margin per gallon is not generally correlated with changes in absolute price per gallon. Wholesale gross margin decreased $3.8 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. Fuel margins accounted for $3.2 million of this decrease primarily due to a per gallon decrease in fuel margins of approximately $0.005, partially offset by a 12.2 million gallon increase in total fuel sales. Decreased revenue of $3.3 million associated with crude oil gathering activity by truck and a $1.8 million decrease in margin from lubricant sales also contributed to the decreased gross margin, partially offset by increased revenue of $3.7 million period over period from new asphalt hauling activity by truck.
Operating and Maintenance Expenses. The decrease in operating and maintenance expenses was the result of lower fuel expense for our truck fleet ($0.9 million) offset by increased employee expense ($0.4 million).
Gain on disposal of assets, net. The increase in gain on disposal of assets, net was primarily due to the sale of assets related to our lubricant sales activities in California during the current period.
Depreciation and Amortization. Depreciation and amortization remained relatively unchanged period over period.
Outlook
We generate our operating revenues from our fee-based arrangements with Western, through sales of wholesale fuels to Western and third parties and through fees charged on crude oil and refined product transportation. Our operating results depend significantly on the volumes of crude oil and refined petroleum products that we transport through our pipelines and process through our terminals and transportation operations. The reliability of Western's refineries and the supply of and demand for crude oil and refined petroleum products in the regions that we serve each bear significant influence on our results of operations.
As of July 1, 2016, our logistics segment has reduced the contractual rates on fees that it charges for pipeline transportation, storage and terminalling services based on a decrease of 3.3% in the Producer Price Index that governs the contractual rates that establish our fees. Moreover, crude oil production levels in the Four Corners region and in the Delaware Basin have experienced reduced growth rates due to lower industry average crude oil prices compared to recent historical averages. These reduced growth rates can have a corresponding impact on the growth of our overall pipeline and crude oil truck transportation volumes. These factors, both independently and on a combined basis could have an impact on our logistics segment results.
Our wholesale fuel margins are dependent on the contractual prices that we charge to Western and on margins that we realize from third-party customers. To date in the third quarter of 2016, our wholesale fuel margins are improved relative to the average of $0.025 per gallon that we realized for the three months ended June 30, 2016.
Liquidity and Capital Resources
At June 30, 2016, we had cash and cash equivalents of $17.6 million. Our sources for liquidity include cash generated from operations, borrowings under our Revolving Credit Facility and the issuance of equity or debt securities. We funded the purchase of the TexNew Mex Pipeline System using $170 million in cash, including borrowings of $145 million under our Revolving Credit Facility and $25 million from cash on hand, the issuance of 421,031 common units representing limited partner interests in WNRL and 80,000 TexNew Mex Units.
On May 16, 2016, we entered into an underwriting agreement relating to the issuance and sale by the Partnership of 3,750,000 common units representing limited partner interests in the Partnership. The closing of the offering occurred on May 20, 2016. We also granted the underwriter an option to purchase up to 562,500 additional common units on the same terms, that was exercised and closed on June 1, 2016. We used the net proceeds generated from our equity offering to repay a portion of the outstanding balance on our Revolving Credit Facility during the period.
On February 11, 2015, we issued the $300.0 million WNRL 2023 Senior Notes and used the proceeds to repay the borrowings under our Revolving Credit Facility. During the first six months of 2016, we have made no additional borrowings under our Revolving Credit Facility. We repaid $125.0 million of outstanding direct borrowings under our Revolving Credit Facility during the six months ended June 30, 2016. The Revolving Credit Facility had availability of $279.3 million, net of $20.0 million in direct borrowings and $0.7 million in outstanding letters of credit at June 30, 2016.
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
We currently have an effective universal shelf Registration Statement on Form S-3 that provides for the registration and sale of up to $1 billion of our or certain of our subsidiaries equity or debt securities. We may over time, and subject to market conditions, in one or more offerings, offer and sell any combination of the securities described in the prospectus. During the second quarter of 2016, an equity offering was completed pursuant to the shelf registration statement and resulted in reduced availability.
Our minimum quarterly distribution of $0.2875 per unit per quarter, or $1.15 per unit on an annualized basis, aggregates to $14.8 million per quarter and $59.4 million per year based on the current number of common and subordinated units outstanding. We do not have a legal obligation to pay this distribution. Any distributions are subject to compliance with the restrictions of our Revolving Credit Facility.
Our Second Amended and Restated Partnership Agreement sets forth the calculation to be used to determine the amount and priority of cash distributions that the common and subordinated unitholders, our General Partner as the holder of incentive distribution rights and Western as the holder of the TexNew Mex Units will receive. Our distributions are declared subsequent to quarter end. During the six months ended June 30, 2016 and 2015, we declared and paid distributions that were in excess of the target distribution amounts set forth in our partnership agreement, resulting in distributions to our General Partner as the holder of incentive distribution rights. We made cash distributions to our General Partner of $0.9 million, $1.7 million, $0.1 million and $0.2 million for the three and six months ended June 30, 2016 and 2015, respectively. Refer to Note 11, Equity, in the Notes to Condensed Consolidated Financial Statements for further information regarding incentive distribution rights.
The table below summarizes our 2016 quarterly distribution declarations, payments and scheduled payments through July 29, 2016:

Declaration Date	Record Date	Payment Date	Distribution per Common and Subordinated Unit
February 1, 2016	February 11, 2016	February 26, 2016	$0.3925
April 25, 2016	May 13, 2016	May 27, 2016	0.4025
July 26, 2016	August 12, 2016	August 26, 2016	0.4125
Total			$1.2075

Cash Flows
The following table sets forth our cash flows for the periods indicated:

	Six Months Ended
	June 30,
	2016	2015	Change
	(In thousands)
Net cash provided by operating activities	$58,999	$48,132	$10,867
Net cash used in investing activities	(13,592)	(41,200)	27,608
Net cash provided by (used in) financing activities	(72,450)	17,320	(89,770)
Net change in cash and cash equivalents	$(27,043)	$24,252	$(51,295)
The increase in net cash from operating activities period over period was primarily the result of changes in our working capital as disclosed in our Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015. The change in third-party accounts receivable was due to an increase in wholesale third-party receivables. The change in accounts payable and accrued liabilities was primarily due to an increase in payables associated with accrued payroll expenses related to Western employee services.
Cash flows provided by operating activities for the six months ended June 30, 2016 combined with $92.5 million from the issuance of common units were primarily used to repay borrowings under our Revolving Credit Facility of $125.0 million, fund cash distributions to Western and to public holders of our common units of $26.9 million and $12.6 million, respectively, and fund capital expenditures of $14.6 million.
For the same period in 2015, cash flows provided by operating activities combined with $300.0 million from the issuance of our WNRL 2023 Senior Notes were primarily used to repay the borrowings under our Revolving Credit Facility of $269.0 million, fund capital expenditures of $41.5 million, fund cash distributions to Western and to public holders of our common units of $21.2 million and $10.8 million, respectively, and pay deferred financing costs of $6.8 million.
Capital Expenditures
Our capital requirements have consisted of and are expected to continue to consist of maintenance related capital expenditures and discretionary capital expenditures. As of June 30, 2016, we had cash and cash equivalents of $17.6 million, the majority of which is intended for use in planned growth projects. Maintenance capital expenditures include expenditures required to maintain equipment reliability, tankage and pipeline integrity and safety and to address environmental and other regulatory requirements. Discretionary capital expenditures include expenditures to acquire assets and expand existing facilities that increase throughput capacity of our pipelines and in our terminals or increase storage capacity at our storage facilities. For 2016, we budgeted $16.4 million for maintenance capital projects and up to $29.5 million in discretionary growth projects. We rely primarily upon external financing sources, including borrowings under our Revolving Credit Facility and the issuance of debt and equity securities, to fund any significant future discretionary capital expenditures.
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
Seasonality
The crude oil, refined product and asphalt throughput in our pipelines and terminals and crude oil trucking volume are directly affected by the level of supply and demand for crude oil, refined products and asphalt in the regions that we serve either directly or indirectly. However, many effects of seasonality on our revenues will be substantially mitigated through our fee based commercial agreements with Western that include minimum monthly volume commitments.
Item 3. Qualitative and Quantitative Disclosures about Market Risk
Refer to Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2015, for quantitative and qualitative disclosures about market risk. There have been no material changes in our exposures to market risk since December 31, 2015.

Item 4.	Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Interim Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of June 30, 2016. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016.
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes in our risk factors during the six months ended June 30, 2016 from those previously disclosed in the section entitled "Risk Factors" in our 2015 Form 10-K under Part I, Item 1A. Risk Factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.
ITEM 6. EXHIBITS.
Exhibit Index***

Exhibit Number	Description
10.1†
Asphalt Trucking Transportation Services Agreement, dated May 4, 2016 and effective as of January 1, 2016, by and among Western Refining Wholesale, LLC, Western Refining Company, L.P., and, for certain limited purposes stated therein, Western Refining Southwest, Inc.

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
——————
† Confidential status has been requested for certain portions thereof pursuant to a Confidential Treatment Request filed August 3, 2016. Such provisions have been filed separately with the Securities and Exchange Commission.
* Filed herewith
** Furnished herewith
*** Reports filed under the Securities Exchange Act of 1934, as amended, (Form 10-K, Form 10-Q and Form 8-K) are filed under File No. 001-36114.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
WESTERN REFINING LOGISTICS, LP
BY: WESTERN REFINING LOGISTICS GP, LLC

Signature	Title	Date

/s/ Gary R. Dalke	Interim Chief Financial Officer	August 3, 2016
Gary R. Dalke	(Principal Financial Officer and Duly Authorized Signatory)