Form 10-Q
period 2016-09-30
Western Refining Logistics, LP
filed 2016-11-03
CIK 1581908

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 28, 2016, there were 38,074,324 common units and 22,811,000 subordinated units outstanding.

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
When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Quarterly Report on Form 10-Q. Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to predict or identify all of these factors, they include, among others, the following:

•
changes in the business strategy or activity levels of Western that may be impacted by a variety of factors, including changes in crack spreads, changes in the spread between West Texas Intermediate ("WTI") crude oil and West Texas Sour ("WTS") crude oil, also known as the sweet/sour spread, changes in the spread between Western Canadian Select ("WCS") and WTI crude oil, changes in the spread between WTI crude oil and Dated Brent crude oil and between WTI Cushing crude oil and WTI Midland crude oil, and Western's post-merger integration with Northern Tier Energy LP;

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
WESTERN REFINING LOGISTICS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except unit data)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$16,542	$44,605
Accounts receivable:
Affiliate	54,176	44,014
Third-party, net of a reserve for doubtful accounts of $156 and $106, respectively	57,065	55,053
Inventories	11,130	15,200
Prepaid expenses	5,523	4,133
Other current assets	6,066	5,943
Total current assets	150,502	168,948
Property, plant and equipment, net	422,006	430,141
Intangible assets, net	6,813	7,757
Other assets	3,409	3,376
Total assets	$582,730	$610,222
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Affiliate	$122,091	$92,031
Third-party	9,171	10,501
Accrued liabilities	34,181	30,624
Total current liabilities	165,443	133,156
Long-term liabilities:
Long-term debt	312,835	437,467
Other liabilities	9	9
Total long-term liabilities	312,844	437,476
Commitments and contingencies
Equity (Deficit):
Division equity	—	108,013
General Partner	(3,942)	(1,085)
TexNew Mex unitholders (80,000 units issued and outstanding)	(310)	(310)
Common unitholders - Public (28,866,477 and 15,866,761 units issued and outstanding, respectively)	601,991	327,351
Common unitholders - Western (9,207,847 and 8,579,623 units issued and outstanding, respectively)	(132,047)	(105,090)
Subordinated unitholders - Western (22,811,000 units issued and outstanding)	(361,249)	(289,289)
Total equity	104,443	39,590
Total liabilities and equity	$582,730	$610,222

Prior-period financial information has been retrospectively adjusted for the St. Paul Park Logistics Transaction.
The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING LOGISTICS, LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues:
Fee based:
Affiliate	$51,749	$58,111	$157,642	$151,054
Third-party	814	787	2,181	2,089
Sales based:
Affiliate	131,405	158,848	355,459	456,195
Third-party	385,293	462,924	1,100,620	1,414,632
Total revenues	569,261	680,670	1,615,902	2,023,970
Operating costs and expenses:
Cost of products sold:
Affiliate	128,792	156,388	347,811	449,087
Third-party	366,744	445,169	1,047,571	1,358,197
Operating and maintenance expenses	43,454	45,927	131,103	131,156
Selling, general and administrative expenses	6,483	5,812	17,854	18,517
Gain on disposal of assets, net	(62)	(13)	(963)	(257)
Depreciation and amortization	10,579	8,963	29,470	25,816
Total operating costs and expenses	555,990	662,246	1,572,846	1,982,516
Operating income	13,271	18,424	43,056	41,454
Other income (expense):
Interest and debt expense	(6,148)	(6,204)	(19,614)	(16,416)
Other income (expense), net	17	16	(87)	51
Net income before income taxes	7,140	12,236	23,355	25,089
Provision for income taxes	(282)	(3)	(760)	(354)
Net income	6,858	12,233	22,595	24,735
Less net loss attributable to General Partner	(7,165)	(4,260)	(23,309)	(22,996)
Net income attributable to limited partners	$14,023	$16,493	$45,904	$47,731

Net income per limited partner unit:
Common - basic	$0.23	$0.35	$0.83	$1.01
Common - diluted	0.23	0.35	0.83	1.01
Subordinated - basic and diluted	0.25	0.35	0.89	1.01

Weighted-average limited partner units outstanding:
Common - basic	30,884	24,017	27,260	24,006
Common - diluted	30,901	24,024	27,274	24,024
Subordinated - basic and diluted	22,811	22,811	22,811	22,811

Cash distributions declared per common unit	$0.4125	$0.3650	$1.2075	$1.0450

Prior-period financial information has been retrospectively adjusted for the St. Paul Park Logistics Transaction and the TexNew Mex Pipeline Transaction.
The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING LOGISTICS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net income	$22,595	$24,735
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,470	25,816
Reserve for doubtful accounts	50	16
Amortization of loan fees	1,071	925
Unit-based compensation expense	2,014	1,476
Gain on disposal of assets, net	(963)	(257)
Changes in operating assets and liabilities:
Accounts receivable - Third-party	(2,562)	(6,582)
Accounts receivable - Affiliate	(10,162)	9,886
Inventories	4,070	(2,961)
Prepaid expenses	(1,390)	(589)
Other assets	4,373	(2,131)
Accounts payable and accrued liabilities	32,143	3,076
Net cash provided by operating activities	80,709	53,410
Cash flows from investing activities:
Capital expenditures	(24,618)	(53,708)
Proceeds from sale of assets	1,005	453
Net cash used in investing activities	(23,613)	(53,255)
Cash flows from financing activities:
Additions to long-term debt	—	300,000
Borrowings on revolving credit facility	54,400	—
Payments on revolving credit facility	(179,100)	(269,000)
Proceeds from issuance of common units	277,751	—
Offering costs for issuance of common units	(417)	—
Deferred financing costs	(1,002)	(6,820)
Quarterly distributions to Western	(41,071)	(32,845)
Quarterly distributions to common unitholders - public	(21,006)	(16,560)
Contributions from affiliate	20,286	42,144
Distribution to Western due to acquisitions	(195,000)	—
Net cash provided by (used in) financing activities	(85,159)	16,919
Net change in cash and cash equivalents	(28,063)	17,074
Cash and cash equivalents at beginning of period	44,605	54,298
Cash and cash equivalents at end of period	$16,542	$71,372
Supplemental disclosure of cash flow information:
Interest paid	$24,777	$12,690
Income taxes paid	244	737
Supplemental disclosure of non-cash investing and financing activities:
Accrued capital expenditures	$2,266	$2,793
Transfer of capital spares from other assets to fixed assets	161	—
Accrued offering costs for issuance of WNRL common units	60	—
Acquisition of net assets from affiliate	104,990	—

Prior-period financial information has been retrospectively adjusted for the St. Paul Park Logistics Transaction and the TexNew Mex Pipeline Transaction.
The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization
Western Refining Logistics, LP ("WNRL" or the "Partnership"), "we," "us," "our" and the "Company" refer to Western Refining Logistics, LP, and, unless the context otherwise requires, our subsidiaries. References to “Western” refer to Western Refining, Inc. WNRL is a Delaware limited partnership formed in July 2013, by Western Refining Logistics GP, LLC ("WRGP" or the "General Partner"), our general partner. WRGP is 100% owned by Western and holds all general partner interests in WNRL, all of which are non-economic interests. As of September 30, 2016, Western owned 52.6% of the limited partner interest in WNRL and public unitholders held the remaining 47.4%. See Note 11, Equity, for additional information.
WNRL is principally a fee-based growth-oriented partnership that was formed to own, operate, develop and acquire logistics and related assets and businesses including terminals, storage tanks, pipelines and other logistics assets related to the terminalling, transportation, storage and distribution of crude oil and refined products. WNRL's businesses include 692 miles of pipelines, 12.4 million barrels of active terminal and pipeline storage capacity, distribution of wholesale petroleum products and crude oil and asphalt trucking.
On September 15, 2016, we acquired certain terminalling, transportation and storage assets from a wholly-owned subsidiary of Western consisting of the Cottage Grove tank farm and certain terminals and storage assets located on site at Western's St. Paul Park refinery ("St. Paul Park Logistics Assets"). The St. Paul Park Logistics Assets primarily receive, store and distribute crude oil, feedstock and refined products associated with Western's St. Paul Park refinery. We acquired the St. Paul Park Logistics Assets from Western in exchange for $195 million in cash and 628,224 common units representing limited partner interests in WNRL. We refer to this transaction as the "St. Paul Park Logistics Transaction." This transaction was between entities under common control and we recorded the purchase of the St. Paul Park Logistics Assets at Western's historical book value as required by GAAP. We funded the cash portion of the consideration through a combination of $20.3 million in direct borrowings under our revolving credit facility and $174.7 million of cash on hand, primarily generated from our equity offering of 8,625,000 common units during the third quarter of 2016. See Note 3, Acquisitions of Common Control Assets, for additional information.
On September 7, 2016, we entered into an underwriting agreement relating to the issuance and sale by the Partnership of 7,500,000 common units representing limited partner interests in the Partnership. The closing of the offering occurred on September 13, 2016. We also granted the underwriter an option to purchase additional common units on the same terms which was exercised in full and closed on September 30, 2016, for 1,125,000 additional common units. See Note 11, Equity, for additional information.
On May 16, 2016, we entered into an underwriting agreement relating to the issuance and sale by the Partnership of 3,750,000 common units representing limited partner interests in the Partnership. The closing of the offering occurred on May 20, 2016. We also granted the underwriters an option to purchase up to 562,500 additional common units on the same terms, which was exercised in full and closed on June 1, 2016. See Note 11, Equity, for additional information.
On October 30, 2015, WNRL acquired a segment of the TexNew Mex Pipeline system from Western that currently extends from our crude oil station in Star Lake, New Mexico, in the Four Corners region to our T station in Eddy County, New Mexico (the "TexNew Mex Pipeline System"). We also acquired an 80,000 barrel crude oil storage tank located at our crude oil pumping station in Star Lake, New Mexico and certain other related assets ("TexNew Mex Pipeline Acquisition") from Western. We acquired these assets in exchange for $170 million in cash, 421,031 common units representing limited partner interests in WNRL and 80,000 units of a class of limited partner interests in WNRL referred to as the "TexNew Mex Units." This transaction was between entities under common control and we recorded the purchase of the TexNew Mex Pipeline System assets at Western's historical book value as required by U.S. generally accepted accounting principles ("GAAP"). See Note 3, Acquisitions of Common Control Assets, for additional information.
The financial statements presented in this Quarterly Report on Form 10-Q have been retrospectively adjusted to include the combined financial results of the St. Paul Park Logistics Assets prior to September 15, 2016, and the TexNew Mex Pipeline System prior to October 30, 2015. The historical operations of the St. Paul Park Logistics Assets prior to the St. Paul Park Logistics Transaction generally recorded operating costs and other expenses associated with storage and terminalling services and recorded no revenue. For periods subsequent to the St. Paul Park Logistics Transaction, the results of operations for the St. Paul Park Logistics Assets will reflect revenues based on contractual rates set forth in our commercial agreements with Western. See Note 17, Related Party Transactions, for additional information.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our operations include two reporting segments: the logistics segment and the wholesale segment. See Note 4, Segment Information, for further discussion of our business segments.
2. Basis of Presentation and Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016, or for any other period. We have not reported comprehensive income due to the absence of items of other comprehensive income or loss during the periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.
Financial Instruments and Fair Value
Financial instruments that potentially subject us to concentrations of credit risk consist of accounts receivable. We believe that our credit risk is minimized as a result of the credit quality of our customer base. The carrying amounts of cash and cash equivalents, which we consider Level 1 assets, approximated their fair values at September 30, 2016 and December 31, 2015, due to their short-term maturities.
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

•
Employee share-based payment accounting - the requirements involve several aspects of accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, classification in the statement of cash flows and forfeiture rate calculations. These provisions are effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods. Early adoption is permitted in any interim or annual period.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•
Cash flow statement - the requirements address certain classification issues related to the statement of cash flows. These provisions are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted in any interim or annual period.

•
Contingent put and call options in debt instruments - the requirements will reduce diversity of practice in identifying embedded derivatives in debt instruments and clarify the nature of an exercise contingency is not subject to the “clearly and closely” criteria for purposes of assessing whether the call or put option must be separated from the debt instrument and accounted for separately as a derivative. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption permitted subject to certain requirements.

3. Acquisitions of Common Control Assets
The transactions described below are acquisitions in which we purchased assets from wholly-owned subsidiaries of Western. Each transaction represents a transfer of assets between entities under common control and, as such, we have recorded the transactions at the historical book value of the assets as required by GAAP. The financial statements presented in this Quarterly Report on Form 10-Q have been retrospectively adjusted to include the combined financial results of the assets related to the following common control transactions.
St. Paul Park Logistics Transaction
On September 15, 2016, we acquired the St. Paul Park Logistics Assets from Western in exchange for $195 million in cash and 628,224 common units representing limited partner interests in WNRL.
The St. Paul Park Logistics Assets acquired by WNRL included approximately 4.0 million barrels of refined product and crude oil storage tanks, a light products terminal, a heavy products loading rack, certain rail and barge facilities, certain other related logistics assets and two crude oil pipeline segments and one pipeline segment not currently in service, each of which is approximately 2.5 miles and extends from Western's refinery in St. Paul Park, Minnesota to Western's tank farm in Cottage Grove, Minnesota.
In connection with the St. Paul Park Logistics Transaction, we entered into a terminalling, transportation and storage services agreement with Western (the "St. Paul Park Terminalling Agreement"). Pursuant to the St. Paul Park Terminalling Agreement, we agreed to provide product storage services, product throughput services and product additive and blending services at the terminal facilities located at or near Western's refinery in St. Paul Park, Minnesota. In exchange for such services, Western has agreed to certain minimum volume commitments and to pay certain fees. The St. Paul Park Terminalling Agreement has an initial term of ten years, which may be extended for up to two renewal terms of five years each upon the mutual agreement of the parties. See Note 17, Related Party Transactions, for additional information.
TexNew Mex Pipeline Acquisition
On October 30, 2015, WNRL acquired the TexNew Mex Pipeline System in exchange for $170 million in cash, 421,031 common units representing limited partner interests in WNRL and 80,000 TexNew Mex Units. We entered into an amendment to our pipeline and gathering services agreement with Western in connection with the TexNew Mex Pipeline Acquisition.
4. Segment Information
Our operations are organized into two operating segments based on marketing criteria and the nature of our products and services and our types of customers. These segments are logistics and wholesale.
Logistics. Our pipeline and gathering assets are positioned to support crude oil supply for Western's El Paso, Gallup and St. Paul Park refineries as well as third parties and consist of crude oil pipelines and gathering assets located primarily in the Delaware Basin, in the Four Corners area of Northwestern New Mexico and in the Upper Great Plains region. These systems gather and transport crude oil by pipeline from various production locations to Western’s refineries utilizing 692 miles of pipeline; 33 crude oil storage tanks with a total combined active shell storage capacity of 959,000 barrels, eight truck loading and unloading locations and 15 pump stations.
Our terminalling, transportation and storage assets support crude oil supply and refined product distribution for Western's El Paso, Gallup and St. Paul Park refineries as well as third parties and primarily consist of storage tanks, terminals, transportation and other assets located in El Paso, Texas; Gallup, Bloomfield and Albuquerque, New Mexico; Phoenix and Tucson, Arizona and the Upper Great Plains region. These assets include crude oil, feedstock, blendstock, refined product and

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

asphalt storage tanks with a total combined shell storage capacity of 11.4 million barrels; truck, railcar and barge loading racks; pump stations and pipeline and related logistics assets to service Western’s operations.
We recorded the purchase of the St. Paul Park Logistics Assets and the TexNew Mex Pipeline System assets at Western's historical book value as required by GAAP. We have retrospectively adjusted the financial information for WNRL, to include the historical results of the assets acquired, for periods prior to the effective date of the transactions.
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
During the second and third quarters of 2016, we disposed of certain assets related to our lubricant sales in California. In connection with these asset disposals, we reported employee severance costs of $0.4 million within direct operating expenses and selling, general and administrative expenses in our Condensed Consolidated Statement of Operations for the nine months ended September 30, 2016. A gain of $0.6 million has been included in gain on disposal of assets, net for the nine months ended September 30, 2016, in the Condensed Consolidated Statements of Operations.
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

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Disclosures regarding our reportable segments with reconciliations to consolidated totals for the three and nine months ended September 30, 2016 and 2015, are presented below. Prior-period financial information has been retrospectively adjusted for the St. Paul Park Logistics Transaction and the TexNew Mex Pipeline Transaction:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)
Operating Results:
Logistics:
Revenues: Affiliate	$42,319	$46,669	$126,288	$117,723
Revenues: Third-party	814	787	2,181	2,089
Total revenues	43,133	47,456	128,469	119,812
Wholesale:
Revenues: Affiliate	140,835	170,290	386,813	489,526
Revenues: Third-party	385,293	462,924	1,100,620	1,414,632
Total revenues	526,128	633,214	1,487,433	1,904,158

Consolidated revenues	$569,261	$680,670	$1,615,902	$2,023,970

Operating income (loss):
Logistics	$8,694	$13,149	$25,671	$21,413
Wholesale	8,366	8,515	27,116	29,675
Other	(3,789)	(3,240)	(9,731)	(9,634)
Operating income from segments	13,271	18,424	43,056	41,454
Other expense, net	(6,131)	(6,188)	(19,701)	(16,365)
Consolidated income before income taxes	$7,140	$12,236	$23,355	$25,089

Depreciation and amortization:
Logistics	$8,581	$7,817	$25,083	$22,486
Wholesale	1,998	1,146	4,387	3,330
Consolidated depreciation and amortization	$10,579	$8,963	$29,470	$25,816

Capital expenditures:
Logistics	$7,623	$10,700	$22,310	$48,804
Wholesale	907	858	2,308	4,904
Consolidated capital expenditures	$8,530	$11,558	$24,618	$53,708

Total assets:
Logistics			$413,135	$410,419
Wholesale			152,578	158,680
Other			17,017	74,286
Consolidated total assets			$582,730	$643,385

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
In addition to the common and subordinated units, we have identified the general partner interest, incentive distribution rights and distributions associated with the TexNew Mex Units as participating securities and use the two-class method when calculating earnings per unit applicable to limited partners that is based on the weighted-average number of common units outstanding during the period. We make incentive distribution payments to our General Partner when our per unit distribution amount exceeds the target distribution. During the three and nine months ended September 30, 2016 and 2015, we made incentive distribution right payments to our General Partner of $1.2 million, $2.9 million, $0.3 million and $0.5 million, respectively. Refer to Note 11, Equity, for further information regarding incentive distribution rights.
To the extent there is sufficient available cash from operating surplus under the Second Amended and Restated Partnership Agreement (the "Second A&R Partnership Agreement"), the holder of the TexNew Mex Units will be entitled to receive a distribution equal to 80% of the excess of TexNew Mex Shared Segment Distributable Cash Flow over the TexNew Mex Base Amount (as such terms are defined in the Second A&R Partnership Agreement). To the extent the holder of a TexNew Mex Unit is entitled to such a distribution, that distribution will be preferential to all other unit holder distributions. During the three and nine months ended September 30, 2016 and 2015, the TexNew Mex unitholders were not entitled to any distributions. Refer to Note 11, Equity, for further information.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The calculation of net income per unit for the three and nine months ended September 30, 2016 and 2015, respectively, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands, except per unit data)
Net income	$6,858	$12,233	$22,595	$24,735
Net loss attributable to General Partner (1)	(7,165)	(4,260)	(23,309)	(22,996)
Net income attributable to limited partners	14,023	16,493	45,904	47,731
General Partner distributions	(1,175)	(326)	(2,857)	(481)
Limited partners' distributions on common units	(11,913)	(8,766)	(31,366)	(25,086)
Limited partners' distributions on subordinated units	(9,409)	(8,326)	(27,544)	(23,838)
Distributions greater than earnings	$(8,474)	$(925)	$(15,863)	$(1,674)

General Partners' earnings:
Distributions	$1,175	$326	$2,857	$481
Net loss attributable to General Partner (1)	(7,165)	(4,260)	(23,309)	(22,996)
Total General Partners' loss	$(5,990)	$(3,934)	$(20,452)	$(22,515)

Limited partners' earnings on common units:
Distributions	$11,913	$8,766	$31,366	$25,086
Allocation of distributions greater than earnings	(4,874)	(474)	(8,636)	(858)
Total limited partners' earnings on common units	$7,039	$8,292	$22,730	$24,228

Limited partners' earnings on subordinated units:
Distributions	$9,409	$8,326	$27,544	$23,838
Allocation of distributions greater than earnings	(3,600)	(451)	(7,227)	(816)
Total limited partners' earnings on subordinated units	$5,809	$7,875	$20,317	$23,022

Weighted-average limited partner units outstanding:
Common units - basic	30,884	24,017	27,260	24,006
Common units - diluted	30,901	24,024	27,274	24,024
Subordinated units - basic and diluted	22,811	22,811	22,811	22,811

Net income per limited partner unit:
Common - basic	$0.23	$0.35	$0.83	$1.01
Common - diluted	0.23	0.35	0.83	1.01
Subordinated - basic and diluted	0.25	0.35	0.89	1.01

(1)
We apply the two-class method to calculate earnings per unit and allocate the results of operations of the St. Paul Park Logistics Assets prior to the St. Paul Park Logistics Transaction and the TexNew Mex Pipeline System prior to the TexNew Mex Pipeline Acquisition entirely to our general partner. The limited partners had no rights to the results of operations before these acquisitions.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. Inventories
Inventories were as follows:

	September 30, 2016	December 31, 2015
	(In thousands)
Lubricants	$11,078	$14,959
Refined products	52	241
Inventories	$11,130	$15,200
7. Property, Plant and Equipment, Net
Property, plant and equipment, net was as follows:

	September 30, 2016	December 31, 2015
	(In thousands)
Buildings and improvements	$34,863	$38,454
Pipelines and related assets	261,574	241,222
Terminals and related assets	242,932	237,234
Asphalt plant, terminals and related assets	26,805	26,898
Wholesale and related assets	29,721	32,248
	595,895	576,056
Accumulated depreciation	(179,563)	(157,328)
	416,332	418,728
Construction in progress	5,674	11,413
Property, plant and equipment, net	$422,006	$430,141
Depreciation expense was $10.3 million, $28.6 million, $8.7 million and $24.9 million for the three and nine months ended September 30, 2016 and 2015, respectively.
8. Intangible Assets, Net
A summary of intangible assets, net, is presented in the table below:

	September 30, 2016			December 31, 2015			Weighted-Average Amortization Period (Years)
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Customer relationships	$7,172	$(4,102)	$3,070	$7,551	$(3,921)	$3,630	5.1
Pipeline rights-of-way	6,527	(2,784)	3,743	6,414	(2,287)	4,127	5.8
Intangible assets, net	$13,699	$(6,886)	$6,813	$13,965	$(6,208)	$7,757
Intangible asset amortization expense was $0.3 million and $0.9 million for the three and nine months ended September 30, 2016, respectively, based upon estimates of useful lives ranging from 1 to 35 years. Intangible asset amortization expense was $0.3 million and $0.9 million for the three and nine months ended September 30, 2015, respectively, based upon estimates of useful lives ranging from 1 to 20 years.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Estimated amortization expense for the indicated periods is as follows (in thousands):

Remainder of 2016	$289
2017	1,087
2018	1,087
2019	1,087
2020	792
2021	639
9. Accrued Liabilities
Accrued liabilities were as follows:

	September 30, 2016	December 31, 2015
	(In thousands)
Deferred revenue - affiliate	$18,268	$10,130
Excise and other taxes	6,613	5,335
Payroll and related costs	3,775	4,000
Interest	2,815	8,438
Property taxes	1,584	1,500
Branding	269	633
Other	857	588
Accrued liabilities	$34,181	$30,624
10. Debt
Revolving Credit Facility
In connection with the St. Paul Park Logistics Transaction, on September 15, 2016, we entered into a Commitment Increase and First Amendment to Credit Agreement (the “Amendment”) to our senior secured revolving credit facility (the "Revolving Credit Facility") to bring the total commitment to $500.0 million. The Revolving Credit Facility will mature on October 16, 2018. We have the ability to increase the total commitment of our Revolving Credit Facility by up to $150.0 million for a total facility size of up to $650.0 million, subject to receiving increased commitments from lenders and to the satisfaction of certain conditions. The Revolving Credit Facility includes a $25.0 million sub-limit for standby letters of credit and a $10.0 million sub-limit for swing line loans. Obligations under the Revolving Credit Facility and certain cash management and hedging obligations are guaranteed by all of our subsidiaries and are secured by a first priority lien on substantially all of our and our subsidiaries' significant assets. Our creditors under the Revolving Credit Facility have no recourse to Western's assets. Borrowings under our Revolving Credit Facility bear interest at either a base rate plus an applicable margin ranging from 0.75% to 1.75%, or at LIBOR plus an applicable margin ranging from 1.75% to 2.75%. The applicable margin will vary based on our Consolidated Total Leverage Ratio, as defined in the Revolving Credit Facility.
Pursuant to the Amendment, certain existing lenders and new lenders agreed to provide incremental commitments in an aggregate principal amount of $200.0 million. In addition, the Amendment amended the Revolving Credit Facility by, among other things, (a) adding an anti-cash hoarding provision and (b) permitting the Partnership to increase the total leverage ratio permitted thereunder from 4.50:1.00 to 5.00:1.00 following any material permitted acquisition through the last day of the second full fiscal quarter following such acquisition. The incremental commitments established by the Amendment benefit from the same covenants, events of default, guarantees and security as the existing commitments under the Revolving Credit Facility. We incurred financing costs associated with the Amendment of $1.0 million.
On October 15, 2014, to partially fund the purchase of certain assets from Western, we borrowed $269.0 million under the Revolving Credit Facility. On February 11, 2015, we repaid our outstanding direct borrowings under the Revolving Credit Facility with a portion of the proceeds from the issuance of our 7.5% Senior Notes, discussed below. On October 30, 2015, we borrowed $145.0 million under the Revolving Credit Facility to partially fund the TexNew Mex Pipeline Acquisition. During the nine months ended September 30, 2016, we repaid these direct borrowings using the net proceeds generated from our equity

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

offering during the second quarter of 2016 and from cash-on-hand. On September 15, 2016, we borrowed $20.3 million under the Revolving Credit Facility, to partially fund the St. Paul Park Logistics Transaction.
As of September 30, 2016, the availability under the Revolving Credit Facility was $479.0 million. This availability is net of $20.3 million in direct borrowings and $0.7 million in outstanding letters of credit. We had no swing line borrowings outstanding under our Revolving Credit Facility as of September 30, 2016. The estimated fair value of the Revolving Credit Facility approximates its carrying amount. The interest rate for the borrowings under the Revolving Credit Facility was 4.50% as of September 30, 2016. The unamortized financings costs of $2.0 million and $1.5 million as of September 30, 2016 and December 31, 2015, respectively, are included in long-term debt, less current portion, in the Condensed Consolidated Balance Sheets. The effective rate of interest, including contractual interest and amortization of loan fees, on the Revolving Credit Facility was 3.34% as of September 30, 2016.
The Revolving Credit Facility contains covenants that limit or restrict our ability to make cash distributions. We are required to maintain certain financial ratios; each tested on a quarterly basis for the immediately preceding four quarter period.
7.5% Senior Notes
On February 11, 2015, we entered into an Indenture (the “Indenture”) among the Partnership, WNRL Finance Corp., a Delaware corporation and 100% owned subsidiary of the Partnership (“Finance Corp.” and together with the Partnership, the “Issuers”), the Guarantors named therein and U.S. Bank National Association, as trustee (the “Trustee”) under which the Issuers issued $300.0 million in aggregate principal amount of 7.5% Senior Notes due 2023 (the "WNRL 2023 Senior Notes"). The Partnership will pay interest on the WNRL 2023 Senior Notes semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2015. The WNRL 2023 Senior Notes will mature on February 15, 2023. Proceeds from the WNRL 2023 Senior Notes were used to repay $269.0 million of then outstanding borrowings under our Revolving Credit Facility. The estimated fair value of the WNRL 2023 Senior Notes was $310.5 million as of September 30, 2016. We incurred financing costs associated with the issuance of the WNRL 2023 Senior Notes of $6.8 million. Unamortized financings costs of $5.4 million and $6.1 million as of September 30, 2016 and December 31, 2015, respectively, are included in long-term debt, less current portion, in the Condensed Consolidated Balance Sheets. The effective rate of interest, including contractual interest and amortization of loan fees, on the 7.5% Senior Notes was 7.78% as of September 30, 2016.
The WNRL 2023 Senior Notes are fully and unconditionally and jointly and severally guaranteed on a senior unsecured basis by all of WNRL's current 100% owned subsidiaries, with the exception of Finance Corp. Finance Corp. is a minor subsidiary of WNRL and is a co-issuer of the WNRL 2023 Senior Notes. The co-issuance between WNRL and Finance Corp. is on a joint and several basis. WNRL has no independent assets or operations. There are no significant restrictions on the ability of WNRL or its subsidiary guarantors and Finance Corp. to obtain or transfer funds from its subsidiary guarantors by dividend or loan. None of the subsidiary guarantors’ or Finance Corp.'s assets represent restricted assets.
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

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11. Equity
We had 28,866,477 publicly held outstanding common units as of September 30, 2016, including the net settlement and issuance of 62,216 common units upon the vesting of phantom units from our Western Refining Logistics, LP 2013 Long-Term Incentive Plan (the "LTIP") during the nine months ended September 30, 2016. Western owned 9,207,847 of our common units and 22,811,000 of our subordinated units constituting an aggregate limited partner interest of 52.6% as of September 30, 2016.
On September 7, 2016, we entered into an underwriting agreement relating to the issuance and sale by the Partnership of 7,500,000 common units representing limited partner interests in the Partnership. The closing of the offering occurred on September 13, 2016. We also granted the underwriter an option to purchase additional common units on the same terms which was exercised in full and closed on September 30, 2016, for 1,125,000 additional common units. We used the net proceeds generated from our equity offering to partially fund the St. Paul Park Logistics Transaction and to repay a portion of the outstanding borrowings under the Revolving Credit Facility.
On May 16, 2016, we entered into an underwriting agreement relating to the issuance and sale by the Partnership of 3,750,000 common units representing limited partner interests in the Partnership. The closing of the offering occurred on May 20, 2016. We also granted the underwriters an option to purchase up to 562,500 additional common units on the same terms, which was exercised in full and closed on June 1, 2016. We used the net proceeds generated from our equity offering to repay a portion of the outstanding balance on our Revolving Credit Facility during the period.
In accordance with our partnership agreement, Western's subordinated units will convert to common units once we have met specified distribution targets and successfully met other criteria set forth in our Second A&R Partnership Agreement.
Changes to equity during the nine months ended September 30, 2016, were as follows:

	Division	General	TexNew Mex -	Common -	Common -	Subordinated -
	Equity	Partner	Western	Public	Western	Western	Total
	(In thousands)
Balance at December 31, 2015	$108,013	$(1,085)	$(310)	$327,351	$(105,090)	$(289,289)	$39,590
Unit-based compensation	—	—	—	1,465	—	—	1,465
Issuance of common units	—	—	—	277,751	—	—	277,751
Offering costs for issuance of common units	—	—	—	(477)	—	—	(477)
Net loss attributable to General Partner	(23,309)	—	—	—	—	—	(23,309)
Contributions from affiliate	20,286	—	—	—	—	—	20,286
Allocation of net investment of St. Paul Park Logistics Transaction	(104,990)	—	—	—	28,696	76,294	—
Consideration paid for St. Paul Park Logistics Transaction	—	—	—	—	(53,235)	(141,765)	(195,000)
Distributions to partners declared	—	(2,857)	—	(21,006)	(10,360)	(27,544)	(61,767)
Net income attributable to limited partners	—	—	—	16,907	7,942	21,055	45,904
Balance at September 30, 2016	$—	$(3,942)	$(310)	$601,991	$(132,047)	$(361,249)	$104,443

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

TexNew Mex Units
The Second A&R Partnership Agreement created the TexNew Mex Shared Segment and the TexNew Mex Units. The TexNew Mex units are generally entitled to participate in 80% of the economics attributable to the TexNew Mex Shared Segment resulting from crude oil throughput on the TexNew Mex shared segment above the 13,000 bpd. To the extent there is sufficient available cash from operating surplus under the Second A&R Partnership Agreement, the holder of the TexNew Mex Units will be entitled to receive a distribution equal to 80% of the excess of TexNew Mex Shared Segment Distributable Cash Flow over the TexNew Mex Base Amount (as such terms are defined in the Second A&R Partnership Agreement). To the extent the holder of a TexNew Mex Unit is entitled to such a distribution, that distribution will be preferential to all other unit holder distributions. We declared no distributions to TexNew Mex unitholders related to our operating results for the three and nine months ended September 30, 2016 and 2015.
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

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our Second A&R Partnership Agreement sets forth the calculation to be used to determine the amount and priority of cash distributions that the common and subordinated unitholders and general partner will receive. We declare distributions subsequent to quarter end. The table below summarizes our 2016 quarterly distribution declarations, payments and scheduled payments:

Declaration Date	Record Date	Payment Date	Distribution per Common and Subordinated Unit
February 1, 2016	February 11, 2016	February 26, 2016	$0.3925
April 25, 2016	May 13, 2016	May 27, 2016	0.4025
July 26, 2016	August 12, 2016	August 26, 2016	0.4125
October 24, 2016	November 7, 2016	November 23, 2016	0.4225
Total			$1.6300
During 2015 and 2016, we declared and paid distributions that were in excess of the target distribution amounts set forth in our partnership agreement, resulting in distributions to our General Partner as the holder of incentive distribution rights. The total quarterly cash distributions for the three and nine months ended September 30, 2016 and 2015, respectively, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands, except per unit data)
TexNew Mex Unit distributions:
TexNew Mex Unit distributions	$—	$—	$310	$—
Total TexNew Mex Unit distributions	$—	$—	$310	$—

General Partners' distributions:
General Partner's incentive distribution rights	$1,175	$326	$2,857	$481
Total General Partner's distributions	$1,175	$326	$2,857	$481

Limited partners' distributions:
Common	$11,913	$8,766	$31,366	$25,086
Subordinated	9,409	8,326	27,544	23,838
Total limited partners' distributions	21,322	17,092	58,910	48,924
Total cash distributions	$22,497	$17,418	$62,077	$49,405

Cash distributions per limited partner unit	$0.4125	$0.3650	$1.2075	$1.0450
We currently have an effective universal shelf Registration Statement on Form S-3 that provides for the registration and sale of up to $1 billion of equity or debt securities of us and certain of our subsidiaries. We may over time, and subject to market conditions, in one or more offerings, offer and sell any combination of the securities described in the prospectus. During the second and third quarter of 2016, we completed equity offerings pursuant to the shelf registration statement and resulted in reduced availability. The current availability under our shelf Registration Statement on Form S-3 is $713.8 million.
12. Equity-Based Compensation
Our General Partner's board of directors adopted the LTIP for the benefit of employees, consultants and non-employee directors of our General Partner and its affiliates. Awards granted under the LTIP vest over a scheduled vesting period and their market value at the date of the grant is amortized over the restricted period on a straight-line basis.
At September 30, 2016, there were 4,098,368 phantom units reserved for future grants under the LTIP.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair value of the phantom units is determined based on the closing price of WNRL common units on the grant date. The estimated fair value of the phantom units is amortized on a straight-line basis over the scheduled vesting periods of individual awards. We incurred unit-based compensation expense of $0.7 million, $2.0 million, $0.6 million and $1.5 million for the three and nine months ended September 30, 2016 and 2015, respectively.
The aggregate grant date fair value of nonvested phantom units outstanding as of September 30, 2016, was $7.5 million. The aggregate intrinsic value of such phantom units was $6.6 million. Total unrecognized compensation cost related to our non-vested phantom units totaled $6.2 million at September 30, 2016, which we expect to recognize over a weighted-average period of approximately 2.6 years.
A summary of our unit award activity for the nine months ended September 30, 2016, is set forth below:

	Number of Phantom Units	Weighted-Average Grant Date Fair Value
Not vested at December 31, 2015	279,787	$28.06
Awards granted	101,955	22.69
Awards vested	(86,406)	25.80
Awards forfeited	(10,181)	31.87
Not vested at September 30, 2016	285,155	26.42
13. Risk Concentration
We are part of the consolidated operations of Western and we derive a significant portion of our revenue from transactions with Western and its affiliates. Western accounted for 32.2%, 31.8%, 31.9% and 30.0%, respectively, of our total revenues for the three and nine months ended September 30, 2016 and 2015.
We sell a variety of refined products to a diverse customer base. Sales to Kroger Company accounted for 19.3%, 20.2%, 23.1% and 23.8% of total revenues for the three and nine months ended September 30, 2016 and 2015, respectively. Sales to Western’s retail and unmanned fleet fueling sites accounted for 24.4%, 23.8%, 27.8% and 26.6% of total revenues for the three and nine months ended September 30, 2016 and 2015, respectively.
See Note 17, Related Party Transactions, for detailed information on our agreements with Western.
14. Income Taxes
WNRL is treated as a publicly-traded partnership for federal and state income tax purposes, however, Western Refining Product Transport, LLC (a wholly-owned subsidiary) is taxed as a corporation for federal and state tax purposes. Taxes on our net income for WNRL and its subsidiaries generally are borne by our partners through the allocation of taxable income. The aggregate difference in the basis of our net assets for financial and tax reporting purposes cannot be readily determined as we do not have access to information about each partner's tax attributes in us. Our income tax expense results from our taxable subsidiary and state laws that apply to entities organized as partnerships, primarily in the state of Texas and from federal and state laws for corporations. For the three and nine months ended September 30, 2016 and 2015, our income tax expense was $0.3 million, $0.8 million, $0.003 million and $0.4 million, respectively. Our effective tax rates for the three and nine months ended September 30, 2016 and 2015, were 3.9%, 3.3%, 0.02% and 1.4%, respectively.
As of September 30, 2016 and December 31, 2015, we had no unrecognized tax benefit liability. No interest or penalties were recognized related to income taxes during the three and nine months ended September 30, 2016 and 2015.

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
The following table presents our annual minimum rental payments under non-cancelable operating leases that have lease terms of one year or more (in thousands) as of September 30, 2016:

Remaining 2016	$1,796
2017	6,238
2018	3,472
2019	1,378
2020	378
2021 and thereafter	677
$13,939
Total rental expense was $2.3 million, $7.2 million, $2.3 million and $6.9 million for the three and nine months ended September 30, 2016 and 2015, respectively. Contingent rentals and subleases were not significant in any year.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)
Indirect charges:
Operating and maintenance expenses	$10,580	$10,441	$31,039	$28,128
Selling, general and administrative expenses	2,292	1,929	6,205	6,199
Total indirect charges	$12,872	$12,370	$37,244	$34,327
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
Commercial Agreements with Western
Logistics Segment Agreements
We derive substantially all of our logistics revenues from three fee-based agreements with Western, each with initial ten-year terms subject to extension, supported by minimum volume commitments and annual adjustments to fees that we and Western may renew for two additional five-year periods upon mutual agreement. Western has committed to provide us with minimum fees based on minimum monthly throughput volumes of crude oil and refined and other products and reserved storage capacity.
Pipeline and Gathering Services Agreement
We are party to a pipeline and gathering services agreement, as amended, with Western under which we transport crude oil on our Permian Basin system primarily for use at Western's El Paso refinery and on our Four Corners system to Western's Gallup refinery. We charge Western fees for pipeline movements, truck offloading and product storage.
In connection with the TexNew Mex Pipeline Acquisition, WNRL entered into Amendment No. 1 to the Pipeline and Gathering Services Agreement, dated as of October 16, 2013, with Western (the "Amendment of the Pipeline Agreement"). Among other things, the Amendment of the Pipeline Agreement amends the scope of the existing agreement to include the provision of storage services and a minimum volume commitment of 80,000 barrels of storage at the Star Lake storage site. In this Amendment of the Pipeline Agreement, Western provided a minimum volume commitment of 13,000 bpd of crude oil on the TexNew Mex Pipeline for 10 years from the date of the Amendment of the Pipeline Agreement.
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
The Second A&R Partnership Agreement created the TexNew Mex Shared Segment and the TexNew Mex Units. The TexNew Mex units are generally entitled to participate in 80% of the economics attributable to the TexNew Mex Shared Segment resulting from crude oil throughput on the TexNew Mex shared segment above the 13,000 bpd. To the extent there is sufficient available cash from operating surplus under the Second A&R Partnership Agreement, the holder of the TexNew Mex Units will be entitled to receive a distribution equal to 80% of the excess of TexNew Mex Shared Segment Distributable Cash Flow over the TexNew Mex Base Amount (as such terms are defined in the Second A&R Partnership Agreement). To the extent the holder of a TexNew Mex Unit is entitled to such a distribution, that distribution will be preferential to all other unit holder

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

distributions. During the three and nine months ended September 30, 2016 and 2015, the TexNew Mex Units were not entitled to any distributions. See Note 11, Equity, for further discussion.
Terminalling, Transportation and Storage Services Agreements
Southwest
We entered into a terminalling, transportation and storage services agreement, as amended, with Western under which we have agreed to, among other things, distribute products produced at Western’s Southwest refineries, connect Western’s Southwest refineries to third-party pipelines and systems and provide fee-based asphalt terminalling and processing services. For the use of our network of crude oil and refined products terminals and related assets and storage facilities, we charge Western fees for crude oil, blendstock and refined product storage, shipments into and out of storage and additive and blending services. For the use of our asphalt plant and terminal in El Paso and our three stand-alone asphalt terminals, we charge Western fees for asphalt storage, shipments into and out of asphalt storage and asphalt processing and blending.
St. Paul Park
In connection with the St. Paul Park Logistics Transaction, we entered into the St. Paul Park Terminalling Agreement. Pursuant to the St. Paul Park Terminalling Agreement, we agreed to provide product storage services, product throughput services and product additive and blending services at the terminal facilities located at or near Western's refinery in St. Paul Park, Minnesota. In exchange for such services, Western has agreed to certain minimum volume commitments and to pay certain fees. The St. Paul Park Terminalling Agreement will have an initial term of ten years, which may be extended for up to two renewal terms of five years each upon the mutual agreement of the parties.
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

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Agreement. Under this Agreement, Western has given us the first option to transport all asphalt volumes Western transports by truck.
Western’s obligations under all of our commercial agreements will not terminate if Western no longer controls our general partner. Our commercial agreements include provisions that permit Western to suspend, reduce or terminate its obligations under the applicable agreement if certain events occur. These events include Western deciding to permanently or indefinitely suspend refining operations at one or all of its refineries, as well as our being subject to certain force majeure events that would prevent us from performing required services under the applicable agreement.

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
Contribution, Conveyance and Assumption Agreement dated September 25, 2014
We entered into a contribution agreement with Western on September 25, 2014, under which we acquired all of the outstanding limited liability company interests of Western Refining Wholesale, LLC (“WRW”), which owned substantially all of Western’s southwest wholesale assets. Among other things, Western agreed to indemnify us with respect to liabilities related to certain historical assets and operations of WRW that were not contributed to us in the Wholesale Acquisition. In addition, Western made certain representations and warranties regarding the assets of WRW, including with respect to environmental matters, and agreed to indemnify us for breaches of those representations and warranties, subject to specified deductibles, caps and other limitations.
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
Contribution, Conveyance and Assumption Agreement dated September 7, 2016
We entered into a Contribution, Conveyance and Assumption Agreement with Western in connection with the St. Paul Park Logistics Transaction. Western made certain representations and warranties regarding the acquired assets and the St. Paul Park Logistics Transaction, as well as customary covenants and indemnity provisions. The parties agreed to indemnify each other with regards to breaches of their respective representations, warranties and covenants set forth in the agreement. The parties have also agreed, subject to certain limitations, to indemnify each other with regards to environmental losses arising from the operation of the St. Paul Park Logistics Assets during the parties’ respective periods of ownership of the St. Paul Park Logistics Assets. In addition, WNRL has agreed, subject to certain exceptions, to assume the liabilities arising from the

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

ownership and operation of the St. Paul Park Logistics Assets and has agreed to indemnify Western with respect to such assumed liabilities.
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
On May 4, 2015, we entered into a Joinder Agreement with Western and Northern Tier Energy LP ("NTI") that joined us as a party to the Shared Services Agreement, dated October 30, 2014, between Western and NTI and under which Western and NTI provide services to each other in support of their operations. Under the Joinder Agreement, we provide certain scheduling and other services in support of NTI’s operations and NTI reimburses us for the costs associated with providing such services. During the three and nine months ended September 30, 2016 and 2015, we incurred expenses of $0.1 million, $0.3 million, $0.1 million and $0.2 million, respectively, that are reimbursable from NTI under the Shared Services Agreement.
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

Overview
WNRL is a Delaware master limited partnership that commenced operations in October 2013. Western Refining Logistics GP, LLC ("WRGP"), our general partner, holds all general partner interests, which are non-economic, in WNRL and is owned 100% by Western.
WNRL is principally a fee-based, growth-oriented partnership that owns, operates, develops and acquires logistics and related assets and businesses including terminals, storage tanks, pipelines and other logistics assets related to the terminalling, transportation, storage and distribution of crude oil and refined products. WNRL's assets and operations include 692 miles of pipelines, 12.4 million barrels ("bbls") of active storage capacity, distribution of wholesale petroleum products and crude oil and asphalt trucking.
On September 15, 2016, we acquired certain terminalling, transportation and storage assets from a wholly-owned subsidiary of Western consisting of the Cottage Grove tank farm and certain terminals and storage assets located on site at Western's St. Paul Park refinery ("St. Paul Park Logistics Assets"). The St. Paul Park Logistics Assets primarily receive, store and distribute crude oil, feedstock and refined products associated with Western's St. Paul Park refinery (the "St. Paul Park Logistics Assets"). We acquired the St. Paul Park Logistics Assets from Western in exchange for $195 million in cash and 628,224 common units representing limited partner interests in WNRL. We refer to this transaction as the "St. Paul Park Logistics Transaction." This transaction was between entities under common control. See Note 3, Acquisitions of Common Control Assets, in the Notes to Condensed Consolidated Financial Statements for further discussion.
On September 7, 2016, we entered into an underwriting agreement relating to the issuance and sale by the Partnership of 7,500,000 common units representing limited partner interests in the Partnership. The closing of the offering occurred on September 13, 2016. We also granted the underwriter an option to purchase additional common units on the same terms which was exercised in full and closed on September 30, 2016, for 1,125,000 additional common units.
On May 16, 2016, we entered into an underwriting agreement relating to the issuance and sale by the Partnership of 3,750,000 common units representing limited partner interests in the Partnership. The closing of the offering occurred on May 20, 2016. We also granted the underwriter an option to purchase up to 562,500 additional common units on the same terms, which was exercised in full and closed on June 1, 2016.
On October 30, 2015, WNRL acquired a segment of the TexNew Mex Pipeline system from Western that extends from our crude oil station in Star Lake, New Mexico, in the Four Corners region to our T station in Eddy County, New Mexico (the "TexNew Mex Pipeline System"). We also acquired an 80,000 barrel crude oil storage tank located at our crude oil pumping station in Star Lake, New Mexico and certain other related assets ("TexNew Mex Pipeline Acquisition"). We acquired these assets in exchange for $170 million in cash, 421,031 common units representing limited partner interests in WNRL and 80,000 units of a newly created class of limited partner interests in WNRL, referred to as the "TexNew Mex Units." This purchase was between entities under common control. See Note 3, Acquisitions of Common Control Assets, in the Notes to Condensed Consolidated Financial Statements for further discussion.
We recorded the purchase of the St. Paul Park Logistics Assets and the TexNew Mex Pipeline System assets at Western's historical book value. U.S. generally accepted accounting principles ("GAAP") require that we treat these purchases as transactions between entities under common control. We have retrospectively adjusted the financial information for WNRL, to include the historical results of the assets acquired, for periods prior to the effective date of the transactions.

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
Factors Affecting the Comparability of Our Financial Results
On September 7, 2016, we entered into an underwriting agreement relating to the issuance and sale by the Partnership of 7,500,000 common units representing limited partner interests in the Partnership. The closing of the offering occurred on September 13, 2016. We also granted the underwriter an option to purchase additional common units on the same terms which was exercised in full and closed on September 30, 2016, for 1,125,000 additional common units.
On May 16, 2016, we entered into an underwriting agreement relating to the issuance and sale by the Partnership of 3,750,000 common units representing limited partner interests in the Partnership. The closing of the offering occurred on May 20, 2016. We also granted the underwriter an option to purchase up to 562,500 additional common units on the same terms, which was exercised in full and closed on June 1, 2016.
We did not record revenue related to the operations of the St. Paul Park Logistics Assets prior to the St. Paul Park Logistics Transaction on September 15, 2016. Revenues generated and reported by the TexNew Mex Pipeline System, prior to the TexNew Mex Pipeline Acquisition on October 30, 2015, were minimal and were for amounts required to be recorded for Western for regulatory reporting. We did not record intercompany revenues related to the operation of the TexNew Mex Pipeline System and related assets for the benefit of Western prior to the TexNew Mex Pipeline Acquisition.
The financial statements presented in this Quarterly Report on Form 10-Q have been retrospectively adjusted to include the combined financial results of the St. Paul Park Logistics Assets prior to September 15, 2016 and the TexNew Mex Pipeline System prior to October 30, 2015.

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
Results of Operations
The following tables summarize our consolidated and operating segment financial data and key operating statistics for the three and nine months ended September 30, 2016 and 2015, respectively. The following data should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this quarterly report.

The assets acquired in the St. Paul Park Logistics Transaction and the TexNew Mex Pipeline Acquisition are reflected at Western's historical book value as the purchases were transactions between entities under common control. We have retrospectively adjusted the financial information for WNRL to include the historical results of the St. Paul Park Logistics Assets and the TexNew Mex Pipeline System acquired for periods prior to the effective date of the acquisitions.
Our operations are organized into two operating segments based on marketing criteria and the nature of our products and services and our types of customers. These segments are logistics and wholesale. See Note 4, Segment Information, in the Notes to Condensed Consolidated Financial Statements for further discussion.
Consolidated
Three Months Ended September 30, 2016, Compared to the Three Months Ended September 30, 2015

	Three Months Ended
	September 30,
	2016	2015	Change
	(In thousands, except per unit data)
Revenues:
Fee based:
Affiliate	$51,749	$58,111	$(6,362)
Third-party	814	787	27
Sales based:
Affiliate	131,405	158,848	(27,443)
Third-party	385,293	462,924	(77,631)
Total revenues	569,261	680,670	(111,409)
Operating costs and expenses:
Cost of products sold:
Affiliate	128,792	156,388	(27,596)
Third-party	366,744	445,169	(78,425)
Operating and maintenance expenses	43,454	45,927	(2,473)
Selling, general and administrative expenses	6,483	5,812	671
Gain on disposal of assets, net	(62)	(13)	(49)
Depreciation and amortization	10,579	8,963	1,616
Total operating costs and expenses	555,990	662,246	(106,256)
Operating income	13,271	18,424	(5,153)
Other income (expense):
Interest and debt expense	(6,148)	(6,204)	56
Other, net	17	16	1
Net income before income taxes	7,140	12,236	(5,096)
Provision for income taxes	(282)	(3)	(279)
Net income	6,858	12,233	(5,375)
Less net loss attributable to General Partner	(7,165)	(4,260)	(2,905)
Net income attributable to limited partners	$14,023	$16,493	$(2,470)

Net income per limited partner unit:
Common - basic	$0.23	$0.35	$(0.12)
Common - diluted	0.23	0.35	(0.12)
Subordinated - basic and diluted	0.25	0.35	(0.10)

Weighted-average limited partner units outstanding:
Common - basic	30,884	24,017	6,867
Common - diluted	30,901	24,024	6,877
Subordinated - basic and diluted	22,811	22,811	—

	Three Months Ended
	September 30,
	2016	2015	Change
	(In thousands)
Cash Flow Data
Net cash provided by (used in):
Operating activities	$33,293	$17,253	$16,040
Investing activities	(8,502)	(11,395)	2,893
Financing activities	(25,811)	(13,036)	(12,775)
Capital expenditures	$8,530	$11,558	$(3,028)
Other Data
EBITDA (1)	$29,090	$27,683	$1,407
Distributable cash flow (1)	24,704	18,648	6,056

(1)
EBITDA and Distributable Cash Flow are non-GAAP performance measures that we believe are useful in evaluating performance as a general indication of, among other things, our operating performance and the ability of our assets to generate sufficient cash to make distributions to our unitholders. We present an explanation and reconciliation to the nearest comparable GAAP measure in the section titled EBITDA and Distributable Cash Flow herein.

Gross Margin. Gross margin is a non-GAAP performance measure that we calculate as total revenues, net of excise taxes, less cost of products sold, exclusive of depreciation and amortization, as follows:

	Three Months Ended
	September 30,
	2016	2015	Change
	(In thousands)
Net sales	$569,261	$680,670	$(111,409)
Cost of products sold (exclusive of depreciation and amortization)	495,536	601,557	(106,021)
Gross margin	$73,725	$79,113	$(5,388)
Gross margin decreased by $5.4 million primarily due to decreased fee based revenues of $4.3 million. Fee based revenue decreased due to lower mainline movement volumes compared to 2015 and reduced crude oil trucking revenue of $4.2 million, in addition, lubricant margins decreased $1.2 million. Wholesale fuel sales revenue decreased due to overall pricing declines. The average price per gallon sold in the three months ended September 30, 2016 was $1.58, compared to $1.90 for the three months ended September 30, 2015. Partially offsetting the margin decrease was new activity in 2016 that includes $1.9 million in fees generated by our St. Paul Park Logistics Assets and $2.1 million in asphalt trucking fees, in addition, wholesale fuel margins increased $0.6 million.
Operating and Maintenance Expenses. Operating and maintenance expenses decreased primarily due to lower maintenance ($1.1 million), employee expenses ($0.4 million), chemical additives used in the pipeline transportation process ($0.4 million), outside support services ($0.4 million), insurance expense ($0.3 million) and lower fuel expense for our transportation department ($0.2 million). Offsetting these decreases were increased operating expenses for our St. Paul Park Logistics Assets period over period ($0.4 million).
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased primarily due to greater expense allocations ($0.4 million) and professional and legal services related to acquisitions ($0.3 million).
Depreciation and Amortization. Depreciation and amortization increased due to the ongoing expansion of our Delaware Basin and Four Corners logistics systems and a change in the useful life pertaining to certain of our transportation assets.
.

Nine Months Ended September 30, 2016, Compared to the Nine Months Ended September 30, 2015

	Nine Months Ended
	September 30,
	2016	2015	Change
	(In thousands, except per unit data)
Revenues:
Fee based:
Affiliate	$157,642	$151,054	$6,588
Third-party	2,181	2,089	92
Sales based:
Affiliate	355,459	456,195	(100,736)
Third-party	1,100,620	1,414,632	(314,012)
Total revenues	1,615,902	2,023,970	(408,068)
Operating costs and expenses:
Cost of products sold:
Affiliate	347,811	449,087	(101,276)
Third-party	1,047,571	1,358,197	(310,626)
Operating and maintenance expenses	131,103	131,156	(53)
Selling, general and administrative expenses	17,854	18,517	(663)
Gain on disposal of assets, net	(963)	(257)	(706)
Depreciation and amortization	29,470	25,816	3,654
Total operating costs and expenses	1,572,846	1,982,516	(409,670)
Operating income	43,056	41,454	1,602
Other income (expense):
Interest and debt expense	(19,614)	(16,416)	(3,198)
Other, net	(87)	51	(138)
Net income before income taxes	23,355	25,089	(1,734)
Provision for income taxes	(760)	(354)	(406)
Net income	22,595	24,735	(2,140)
Less net loss attributable to General Partner	(23,309)	(22,996)	(313)
Net income attributable to limited partners	$45,904	$47,731	$(1,827)

Net income per limited partner unit:
Common - basic	$0.83	$1.01	$(0.18)
Common - diluted	0.83	1.01	(0.18)
Subordinated - basic and diluted	0.89	1.01	(0.12)

Weighted-average limited partner units outstanding:
Common - basic	27,260	24,006	3,254
Common - diluted	27,274	24,024	3,250
Subordinated - basic and diluted	22,811	22,811	—

	Nine Months Ended
	September 30,
	2016	2015	Change
	(In thousands)
Cash Flow Data
Net cash provided by (used in):
Operating activities	$80,709	$53,410	$27,299
Investing activities	(23,613)	(53,255)	29,642
Financing activities	(85,159)	16,919	(102,078)
Capital expenditures	$24,618	$53,708	$(29,090)
Other Data
EBITDA (1)	$89,384	$78,959	$10,425
Distributable cash flow (1)	72,322	57,857	14,465

(1)
EBITDA and Distributable Cash Flow are non-GAAP performance measures that we believe are useful in evaluating performance as a general indication of, among other things, our operating performance and the ability of our assets to generate sufficient cash to make distributions to our unitholders. We present an explanation and reconciliation to the nearest comparable GAAP measure in the section titled EBITDA and Distributable Cash Flow herein.

Gross Margin. Gross margin is a non-GAAP performance measure that we calculate as total revenues, net of excise taxes, less cost of products sold, exclusive of depreciation and amortization, as follows:

	Nine Months Ended
	September 30,
	2016	2015	Change
	(In thousands)
Net sales	$1,615,902	$2,023,970	$(408,068)
Cost of products sold (exclusive of depreciation and amortization)	1,395,382	1,807,284	(411,902)
Gross margin	$220,520	$216,686	$3,834
Gross margin increased by $3.8 million primarily due to increased fee based revenue of $8.7 million. Fee based revenues increased due to higher mainline volume movements compared to 2015. New activity in 2016 includes $1.9 million in fees generated by our St. Paul Park Logistics Assets and $5.8 million in asphalt trucking fees. Partially offsetting the margin increase were decreased wholesale fuel margins of $2.6 million, reduced crude oil trucking revenue of $7.5 million and a $3.0 million decrease in lubricant margins. Wholesale fuel sales revenue decreased due to overall pricing declines. The average price per gallon sold in the first nine months of 2016, was $1.47 compared to $1.90 for the first nine months of 2015.
Operating and Maintenance Expenses. Operating and maintenance expenses were relatively flat, but included decreases to maintenance ($2.7 million), lower fuel expense for our transportation department ($1.2 million) and chemical additives used in the pipeline transportation process ($1.1 million), partially offset by higher outside support services ($1.7 million) due to in-line inspections for pipeline segments and various tank repairs, higher employee expenses ($1.5 million) resulting from an increase in the number of drivers in our truck fleet, increased environmental expenses ($0.5 million) and increased operating expenses for our St. Paul Park Logistics Assets period over period ($0.8 million).
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased primarily due to decreased professional and legal services ($0.5 million) related to acquisitions and other taxes ($0.3 million), partially offset by increased public company costs ($0.2 million).
Gain on disposal of assets, net. The increase in gain on disposal of assets, net was primarily due to the sale of assets related to our lubricant sales activities in California during the current period.
Depreciation and Amortization. Depreciation and amortization increased due to the TexNew Mex Pipeline Acquisition, the ongoing expansion of our Delaware Basin and Four Corners logistics systems and a change in the useful life pertaining to certain of our transportation assets.

Interest and Debt Expense. The increase in interest expense from prior periods was attributable to interest incurred through our issuance of $300.0 million of the WNRL 2023 Senior Notes during the first quarter of 2015 and borrowings under the Revolving Credit Facility during the current period.
EBITDA and Distributable Cash Flow
We define EBITDA as earnings before interest and debt expense, provision for income taxes and depreciation and amortization. We define Distributable Cash Flow as EBITDA plus the change in deferred revenues, less interest accruals, income taxes paid, maintenance capital expenditures and distributions declared on our TexNew Mex units. The GAAP performance measure most directly comparable to EBITDA is net income. The GAAP liquidity measure most directly comparable to EBITDA and distributable cash flow is net cash provided by operating activities. These non-GAAP financial measures should not be considered alternatives to GAAP net income or net cash provided by operating activities.
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
The calculation of EBITDA and Distributable Cash Flow includes the results of operations for the St. Paul Park Logistics Assets subsequent to the St. Paul Park Logistics Transaction and the TexNew Mex Pipeline System for the three and nine months ended September 30, 2016. The results of operations for the St. Paul Park Logistics Assets and the TexNew Mex Pipeline System are excluded from the EBITDA and Distributable Cash Flow calculations for the comparable periods in the prior year because a retrospective adjustment of these performance measures is not a representative measure of performance results.

The following tables reconcile net income attributable to limited partners to EBITDA and Distributable Cash Flow for the three and nine months ended September 30, 2016 and 2015, respectively.

	Three Months Ended
	September 30,
	2016	2015	Change
	(In thousands)
Net income attributable to limited partners	$14,023	$16,493	$(2,470)
Interest and debt expense	6,148	6,204	(56)
Provision for income taxes	282	3	279
Depreciation and amortization	8,637	4,983	3,654
EBITDA	29,090	27,683	1,407

Change in deferred revenues	4,460	(218)	4,678
Interest accruals	(6,377)	(5,858)	(519)
Income taxes paid	(150)	(156)	6
Maintenance capital expenditures	(2,319)	(2,803)	484
Distributable cash flow	$24,704	$18,648	$6,056

Minimum quarterly distribution	$17,505	$13,465	$4,040

	Nine Months Ended
	September 30,
	2016	2015	Change
	(In thousands)
Net income attributable to limited partners	$45,904	$47,731	$(1,827)
Interest and debt expense	19,614	16,416	3,198
Provision for income taxes	760	354	406
Depreciation and amortization	23,106	14,458	8,648
EBITDA	89,384	78,959	10,425

Change in deferred revenues	8,138	2,229	5,909
Interest accruals	(19,158)	(15,491)	(3,667)
Income taxes paid	(244)	(737)	493
Maintenance capital expenditures	(5,798)	(7,885)	2,087
Other	—	782	(782)
Distributable cash flow	$72,322	$57,857	$14,465

Minimum quarterly distribution	$45,942	$40,391	$5,551

Logistics Segment
Three Months Ended September 30, 2016, Compared to the Three Months Ended September 30, 2015

	Three Months Ended
	September 30,
	2016	2015	Change
	(In thousands, except key operating statistics)
Statement of Operations Data:
Fee based revenues:
Affiliate	$42,319	$46,669	$(4,350)
Third-party	814	787	27
Total revenues	43,133	47,456	(4,323)
Operating costs and expenses:
Operating and maintenance expenses	25,241	26,063	(822)
General and administrative expenses	629	303	326
Loss (gain) on disposal of assets, net	(12)	124	(136)
Depreciation and amortization	8,581	7,817	764
Total operating costs and expenses	34,439	34,307	132
Operating income	$8,694	$13,149	$(4,455)
Key Operating Statistics:
Pipeline and gathering (bpd):
Mainline movements (1):
Permian/Delaware Basin system	49,709	56,745	(7,036)
Four Corners system	53,070	66,602	(13,532)
TexNew Mex system	7,504	14,834	(7,330)
Gathering (truck offloading):
Permian/Delaware Basin system	15,514	25,961	(10,447)
Four Corners system	9,577	16,487	(6,910)
Pipeline Gathering and Injection system:
Permian/Delaware Basin system	15,229	8,458	6,771
Four Corners system	21,776	28,841	(7,065)
TexNew Mex system	1,669	—	1,669
Tank storage capacity (bbls) (2)	959,087	651,545	307,542
Terminalling, transportation and storage:
Shipments into and out of storage (bpd) (includes asphalt)	416,761	408,787	7,974
Terminal storage capacity (bbls) (2)	8,082,734	7,420,754	661,980

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
Fee Based Revenues. We generate our logistics revenues from third-party contracts and commercial agreements with Western. On July 1, 2016, we decreased certain pipeline, terminal and other service fee rates with such decreases averaging 3.0% for terminal, storage and gathering activities and 2.0% for crude oil pipeline shipments based on negative changes in the Producer Price Index stipulated in our commercial agreements with Western. These decreases collectively accounted for a $0.9 million decrease in fee based revenues period over period.
Our Permian Basin assets decreased overall volumes by 7,036 barrels per day, or "bpd", compared to 2015, resulting in decreased fees of $0.6 million. Our Four Corners system volumes were down by 13,532 bpd. Current period volumes included movements on newly constructed, higher capacity pipelines that receive higher regulatory tariffs than did comparable pipeline deliveries in 2015. These redirected volumes resulted in a $0.2 million decrease in Four Corners fees period over period. Our TexNew Mex Pipeline System volumes were down 7,330 bpd compared to 2015, resulting in decreased fees of $2.6 million. In addition, terminalling fees and additive revenue of $1.5 million and $0.9 million, respectively, decreased period over period. Offsetting these decreases, pipeline storage fees increased $0.5 million period over period and our St. Paul Park Logistics Assets, acquired September 15, 2016, generated $1.9 million in additional fee based revenue during the third quarter of 2016.
Operating and Maintenance Expenses. Operating and maintenance expenses decreased primarily due to maintenance expense ($0.9 million), chemical expense ($0.4 million) specifically related to chemical additives used in the pipeline transportation process and outside support services ($0.4 million) partially offset by increased employee expenses ($0.5 million) and increased operating expenses for our St. Paul Park Logistics Assets period over period ($0.4 million).
General and Administrative Expenses. General and administrative expenses increased primarily due to increased indirect charges allocated from Western ($0.3 million).
Depreciation and Amortization. Depreciation and amortization increased due to the ongoing expansion of our Delaware Basin and Four Corners logistics systems.

Nine Months Ended September 30, 2016, Compared to the Nine Months Ended September 30, 2015

	Nine Months Ended
	September 30,
	2016	2015	Change
	(In thousands, except key operating statistics)
Statement of Operations Data:
Fee based revenues:
Affiliate	$126,288	$117,723	$8,565
Third-party	2,181	2,089	92
Total revenues	128,469	119,812	8,657
Operating costs and expenses:
Operating and maintenance expenses	75,732	73,621	2,111
General and administrative expenses	2,000	2,168	(168)
Loss (gain) on disposal of assets, net	(17)	124	(141)
Depreciation and amortization	25,083	22,486	2,597
Total operating costs and expenses	102,798	98,399	4,399
Operating income	$25,671	$21,413	$4,258
Key Operating Statistics:
Pipeline and gathering (bpd):
Mainline movements (1):
Permian/Delaware Basin system	51,709	45,784	5,925
Four Corners system	54,523	54,719	(196)
TexNew Mex system	10,132	6,131	4,001
Gathering (truck offloading):
Permian/Delaware Basin system	17,948	24,207	(6,259)
Four Corners system	11,151	13,387	(2,236)
Pipeline Gathering and Injection system:
Permian/Delaware Basin system	11,486	5,353	6,133
Four Corners system	24,470	23,859	611
TexNew Mex system	674	—	674
Tank storage capacity (bbls) (2)	877,899	630,761	247,138
Terminalling, transportation and storage:
Shipments into and out of storage (bpd) (includes asphalt)	399,415	396,506	2,909
Terminal storage capacity (bbls) (2)	7,619,637	7,464,236	155,401

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
Fee Based Revenues. We generate our logistics revenues from third-party contracts and commercial agreements with Western. On July 1, 2016, we decreased certain pipeline, terminal and other service fee rates with such decreases averaging 3.0% for terminal, storage and gathering activities and 2.0% for crude oil pipeline shipments based on negative changes in the Producer Price Index stipulated in our commercial agreements with Western. Despite decreased rates, our fee based revenues increased by $1.1 million period over period based on several contributing factors throughout our operating regions.
Our Permian Basin assets increased overall volumes by 5,925 bpd compared to 2015, resulting in increased fees of $1.5 million. Our Four Corners system volumes were down slightly, by 196 bpd, but current period volumes included movements on newly constructed, higher capacity pipelines that receive higher regulatory tariffs than did comparable pipeline deliveries in

2015. These redirected volumes resulted in a $1.8 million increase in Four Corners fees period over period. Our TexNew Mex Pipeline System, which commenced operations in April 2015, generated a full nine months of 2016 fees, resulting in a $5.5 million increase. Our St. Paul Park Logistics Assets that we acquired on September 15, 2016, generated $1.9 million in new fee based revenue during the third quarter of 2016. Prior to acquiring the St. Paul Park Logistics Assets, they did not generate revenue. Offsetting these increases were decreased terminalling fees and additive revenue of $2.8 million and $2.1 million, respectively, period over period.
Operating and Maintenance Expenses. Operating and maintenance expenses increased primarily due to increased employee expenses ($2.0 million), outside support services ($1.8 million) due to in-line inspections of certain pipeline segments and various tank repairs, environmental expenses ($0.5 million) and operating expenses for our St. Paul Park Logistics Assets ($0.8 million). Offsetting these increases was decreased maintenance expense ($2.3 million).
General and Administrative Expenses. General and administrative expenses decreased primarily due to decreased other taxes ($0.3 million) offset by increased indirect charges allocated from Western ($0.1 million).
Depreciation and Amortization. Depreciation and amortization increased due to assets capitalized in the TexNew Mex Pipeline Acquisition and the ongoing expansion of our Delaware Basin and Four Corners logistics systems.
Wholesale Segment
Three Months Ended September 30, 2016, Compared to the Three Months Ended September 30, 2015

	Three Months Ended
	September 30,
	2016	2015	Change
	(In thousands, except key operating stats)
Statement of Operations Data:
Fee based revenues (1):
Affiliate	$9,430	$11,442	$(2,012)
Sales based revenues (1):
Affiliate	131,405	158,848	(27,443)
Third-party	385,293	462,924	(77,631)
Total revenues	526,128	633,214	(107,086)
Operating costs and expenses:
Cost of products sold:
Affiliate	128,792	156,388	(27,596)
Third-party	366,744	445,169	(78,425)
Operating and maintenance expenses	18,213	19,864	(1,651)
General and administrative expenses	2,065	2,269	(204)
Gain on disposal of assets, net	(50)	(137)	87
Depreciation and amortization	1,998	1,146	852
Total operating costs and expenses	517,762	624,699	(106,937)
Operating income	$8,366	$8,515	$(149)
Key Operating Statistics:
Fuel gallons sold (in thousands)	313,600	305,566	8,034
Fuel gallons sold to retail (included in fuel gallons sold above) (in thousands)	87,131	81,538	5,593
Fuel margin per gallon (2)	$0.030	$0.029	$0.001
Lubricant gallons sold (in thousands)	1,355	2,998	(1,643)
Lubricant margin per gallon (3)	$1.05	$0.70	$0.35
Asphalt trucking volume (bpd)	5,620	—	5,620
Crude oil trucking volume (bpd)	36,144	49,620	(13,476)
Average crude oil revenue per barrel	$2.11	$2.51	$(0.40)

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

Gross Margin. Gross margin is a non-GAAP performance measure that we calculate as total revenues, net of excise taxes, less cost of products sold, exclusive of depreciation and amortization, as follows:

	Three Months Ended
	September 30,
	2016	2015	Change
	(In thousands)
Net sales	$526,128	$633,214	$(107,086)
Cost of products sold (exclusive of depreciation and amortization)	495,536	601,557	(106,021)
Gross margin	$30,592	$31,657	$(1,065)
We primarily use fuel margin per gallon and fuel gallons sold to evaluate the operating results of the wholesale segment. We believe this metric is more useful to investors than utilizing the absolute price per gallon and cost of product sold since fuel prices can be volatile and our fuel margin per gallon is not generally correlated with changes in absolute prices per gallon. Wholesale gross margin decreased $1.1 million quarter over quarter. Decreased revenue of $4.2 million from crude oil gathering activity by truck and a $1.2 million decrease in margin from lubricant sales contributed to the decreased gross margin, partially offset by increased revenue of $2.1 million period over period from new asphalt hauling activity by truck. Fuel margins increased $0.6 million primarily due to a per gallon increase in fuel margins of approximately $0.001 and a 8.0 million gallon increase in total fuel sales.
Operating and Maintenance Expenses. The decrease in operating and maintenance expenses was the result of lower employee expenses ($0.9 million), fuel expense for our truck fleet ($0.2 million), maintenance expense ($0.2 million) and insurance expense ($0.2 million).
Depreciation and Amortization. Depreciation and amortization increased due to a change in the useful life pertaining to certain of our transportation assets.

Nine Months Ended September 30, 2016, Compared to the Nine Months Ended September 30, 2015

	Nine Months Ended
	September 30,
	2016	2015	Change
	(In thousands, except key operating stats)
Statement of Operations Data:
Fee based revenues (1):
Affiliate	$31,354	$33,331	$(1,977)
Sales based revenues (1):
Affiliate	355,459	456,195	(100,736)
Third-party	1,100,620	1,414,632	(314,012)
Total revenues	1,487,433	1,904,158	(416,725)
Operating costs and expenses:
Cost of products sold:
Affiliate	347,811	449,087	(101,276)
Third-party	1,047,571	1,358,197	(310,626)
Operating and maintenance expenses	55,371	57,535	(2,164)
Selling, general and administrative expenses	6,123	6,715	(592)
Gain on disposal of assets, net	(946)	(381)	(565)
Depreciation and amortization	4,387	3,330	1,057
Total operating costs and expenses	1,460,317	1,874,483	(414,166)
Operating income	$27,116	$29,675	$(2,559)
Key Operating Statistics:
Fuel gallons sold (in thousands)	940,029	919,808	20,221
Fuel gallons sold to retail (included in fuel gallons sold above) (in thousands)	250,693	235,824	14,869
Fuel margin per gallon (2)	$0.028	$0.031	$(0.003)
Lubricant gallons sold (in thousands)	5,402	8,969	(3,567)
Lubricant margin per gallon (3)	$0.85	$0.71	$0.14
Asphalt trucking volume (bpd)	4,461	—	4,461
Crude oil trucking volume (bpd)	37,909	47,245	(9,336)
Average crude oil revenue per barrel	$2.17	$2.58	$(0.41)

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

Gross Margin. Gross margin is a non-GAAP performance measure that we calculate as total revenues, net of excise taxes, less cost of products sold, exclusive of depreciation and amortization, as follows:

	Nine Months Ended
	September 30,
	2016	2015	Change
	(In thousands)
Net sales	$1,487,433	$1,904,158	$(416,725)
Cost of products sold (exclusive of depreciation and amortization)	1,395,382	1,807,284	(411,902)
Gross margin	$92,051	$96,874	$(4,823)
We primarily use fuel margin per gallon and fuel gallons sold to evaluate the operating results of the wholesale segment. We believe this metric is more useful to investors than utilizing the absolute price per gallon and cost of product sold since fuel prices can be volatile and our fuel margin per gallon is not generally correlated with changes in absolute price per gallon. Wholesale gross margin decreased $4.8 million for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. Fuel margins accounted for $2.6 million of this decrease primarily due to a per gallon decrease in fuel margins of approximately $0.003, partially offset by a 20.2 million gallon increase in total fuel sales. Decreased revenue of $7.5 million associated with crude oil gathering activity by truck and a $3.0 million decrease in margin from lubricant sales also contributed to the decreased gross margin, partially offset by increased revenue of $5.8 million period over period from new asphalt hauling activity by truck.
Operating and Maintenance Expenses. The decrease in operating and maintenance expenses was the result of lower fuel expense for our truck fleet ($1.2 million), lower employee expense ($0.6 million) and lower maintenance expense ($0.3 million).
Gain on disposal of assets, net. The increase in gain on disposal of assets, net was primarily due to the sale of assets related to our lubricant sales activities in California during the current period.
Depreciation and Amortization. Depreciation and amortization increased due to a change in the useful life pertaining to certain of our transportation assets.
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
Effective July 1, 2016, our logistics segment reduced the contractual rates on fees that it charges for pipeline transportation, storage and terminalling services based on a decrease of 3.3% in the Producer Price Index that governs the contractual rates that establish our fees. Moreover, crude oil production levels in the Four Corners region and in the Delaware Basin have experienced reduced growth rates due to lower industry average crude oil prices compared to recent historical averages. These reduced growth rates can have a corresponding impact on the growth of our overall pipeline and crude oil truck transportation volumes. These factors, both independently and on a combined basis could have an impact on our logistics segment results.
Our wholesale fuel margins are dependent on the contractual prices that we charge to Western and on margins that we realize from third-party customers. To date in the fourth quarter of 2016, our wholesale fuel margins are improved relative to the average of $0.030 per gallon that we realized for the three months ended September 30, 2016.
Liquidity and Capital Resources
At September 30, 2016, we had cash and cash equivalents of $16.5 million. Our sources for liquidity include cash generated from operations, borrowings under our Revolving Credit Facility and the issuance of equity or debt securities.
We purchased the St. Paul Park Logistics Assets for $195.0 million and 628,224 common units. We funded the cash portion of the consideration through a combination of $20.3 million in direct borrowings under our Revolving Credit Facility and $174.7 million of cash on hand primarily generated from a September 2016 equity offering of 8,625,000 common units.

We funded the purchase of the TexNew Mex Pipeline System using $170 million in cash, including borrowings of $145.0 million under our Revolving Credit Facility and $25 million from cash on hand, the issuance of 421,031 common units representing limited partner interests in WNRL and 80,000 TexNew Mex Units. We repaid the $145.0 million of outstanding direct borrowings under our Revolving Credit Facility during the nine months ended September 30, 2016.
On September 7, 2016, we entered into an underwriting agreement relating to the issuance and sale by the Partnership of 7,500,000 common units representing limited partner interests in the Partnership. The closing of the offering occurred on September 13, 2016. We also granted the underwriter an option to purchase additional common units on the same terms which was exercised in full and closed on September 30, 2016, for 1,125,000 additional common units.
In May 2016, we entered into an underwriting agreement relating to the issuance and sale by the Partnership of 3,750,000 common units representing limited partner interests in the Partnership. We also granted the underwriters an option to purchase up to 562,500 additional common units on the same terms, that was exercised in full and closed in early June 2016. We used the net proceeds generated from our equity offering to repay a portion of the outstanding balance on our Revolving Credit Facility during the period.
On February 11, 2015, we issued the $300.0 million WNRL 2023 Senior Notes and used the proceeds to repay the borrowings under our Revolving Credit Facility.
At September 30, 2016, the Revolving Credit Facility had availability of $479.0 million, net of $20.3 million in direct borrowings and $0.7 million in outstanding letters of credit. Our Revolving Credit Facility and the indenture governing our WNRL 2023 Senior Notes both contain covenants that limit or restrict our ability to make cash distributions. Under our Revolving Credit Facility, we are permitted to make cash distributions to our equity holders, including our general partner, but only up to the amount of available cash under our partnership agreement and so long as no default exists or will be caused by such distributions. Under the Revolving Credit Facility, we are also required to maintain certain financial ratios, each tested on a quarterly basis for the immediately preceding four quarter period. The indenture governing the WNRL 2023 Senior Notes also prohibits us from making cash distributions to our equity holders, unless no default has occurred or will be caused by such distributions and such distributions are less than the cap amount prescribed in the indenture. See Note 10, Debt, in the Notes to Condensed Consolidated Financial Statements for further discussion on our Revolving Credit Facility.
We currently have an effective universal shelf Registration Statement on Form S-3 that provides for the registration and sale of up to $1 billion of our or certain of our subsidiaries equity or debt securities. We may over time, and subject to market conditions, in one or more offerings, offer and sell any combination of the securities described in the prospectus. During the second and third quarter of 2016, we completed equity offerings pursuant to the shelf registration statement and resulted in reduced availability. The current availability under our shelf Registration Statement on Form S-3 is $713.8 million.
Our minimum quarterly distribution of $0.2875 per unit per quarter, or $1.15 per unit on an annualized basis, aggregates to $17.5 million per quarter and $70.0 million per year based on the current number of common and subordinated units outstanding. We do not have a legal obligation to pay this distribution. Any distributions are subject to compliance with the restrictions of our Revolving Credit Facility.
Our Second Amended and Restated Partnership Agreement sets forth the calculation to be used to determine the amount and priority of cash distributions that the common and subordinated unitholders, our General Partner as the holder of incentive distribution rights and Western as the holder of the TexNew Mex Units will receive. In accordance with our partnership agreement, Western's subordinated units will convert to common units once we have met specified distribution targets and successfully completed other tests set forth in our Second A&R Partnership Agreement. Our distributions are declared subsequent to quarter end. During the nine months ended September 30, 2016 and 2015, we declared and paid distributions that were in excess of the target distribution amounts set forth in our partnership agreement, resulting in distributions to our General Partner as the holder of incentive distribution rights. We made cash distributions to our General Partner of $1.2 million, $2.9 million, $0.3 million and $0.5 million for the three and nine months ended September 30, 2016 and 2015, respectively. Refer to Note 11, Equity, in the Notes to Condensed Consolidated Financial Statements for further information regarding incentive distribution rights.

The table below summarizes our 2016 quarterly distribution declarations, payments and scheduled payments:

Declaration Date	Record Date	Payment Date	Distribution per Common and Subordinated Unit
February 1, 2016	February 11, 2016	February 26, 2016	$0.3925
April 25, 2016	May 13, 2016	May 27, 2016	0.4025
July 26, 2016	August 12, 2016	August 26, 2016	0.4125
October 24, 2016	November 7, 2016	November 23, 2016	0.4225
Total			$1.6300
Cash Flows
The following table sets forth our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
	2016	2015	Change
	(In thousands)
Net cash provided by operating activities	$80,709	$53,410	$27,299
Net cash used in investing activities	(23,613)	(53,255)	29,642
Net cash provided by (used in) financing activities	(85,159)	16,919	(102,078)
Net change in cash and cash equivalents	$(28,063)	$17,074	$(45,137)
The increase in net cash from operating activities period over period was primarily the result of changes in our working capital as disclosed in our Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015. The change in third-party accounts receivable was due to an increase in wholesale third-party receivables. The change in accounts payable and accrued liabilities was primarily due to an increase in payables associated with accrued payroll expenses related to Western employee services.
Cash flows provided by operating activities for the nine months ended September 30, 2016, combined with $277.8 million from the issuance of common units and $54.4 million of borrowings under our Revolving Credit Facility were primarily used to pay the cash consideration of $195.0 million for acquiring the St. Paul Park Logistics Assets, repay borrowings under our Revolving Credit Facility of $179.1 million, fund cash distributions to Western and to public holders of our common units of $41.1 million and $21.0 million, respectively, and fund capital expenditures of $24.6 million.
For the same period in 2015, cash flows provided by operating activities combined with $300.0 million from the issuance of our WNRL 2023 Senior Notes were primarily used to repay the borrowings under our Revolving Credit Facility of $269.0 million, fund capital expenditures of $53.7 million, fund cash distributions to Western and to public holders of our common units of $32.8 million and $16.6 million, respectively, and pay deferred financing costs of $6.8 million.
Capital Expenditures
Our capital requirements have consisted of and are expected to continue to consist of maintenance related capital expenditures and discretionary capital expenditures. As of September 30, 2016, we had cash and cash equivalents of $16.5 million, the majority of which is intended for use in planned growth projects. Maintenance capital expenditures include expenditures required to maintain equipment reliability, tankage and pipeline integrity and safety and to address environmental and other regulatory requirements. Discretionary capital expenditures include expenditures to acquire assets and expand existing facilities that increase throughput capacity of our pipelines and in our terminals or increase storage capacity at our storage facilities. For 2016, we expect to spend $10.0 million for maintenance capital projects and up to $20.0 million in discretionary growth projects. We rely primarily upon external financing sources, including borrowings under our Revolving Credit Facility and the issuance of debt and equity securities, to fund any significant future discretionary capital expenditures.
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
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of September 30, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016.
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
Item 1A. Risk Factors
Except as set forth below, there have been no material changes in our risk factors during the nine months ended September 30, 2016, from those previously disclosed in the section entitled "Risk Factors" in our 2015 Form 10-K under Part I, Item 1A. Risk Factors.
We may be unsuccessful in integrating the operations of the St. Paul Park Logistics Assets, or in realizing all or any part of the anticipated benefits of the St. Paul Park Logistics Transaction.
The acquisition component of our growth strategy depends on the successful integration of acquisitions such as the St. Paul Park Logistics Transaction. We face numerous risks and challenges to successful integration of the St. Paul Park Logistics Assets, including:

•	the potential for unexpected costs, delays and challenges that may arise in integrating the St. Paul Park Logistics Assets into our existing business;

•	environmental or regulatory compliance matters or liabilities or accidents;

•	the temporary diversion of management’s attention from our existing businesses;

•	our inability or limited ability to control the operations and management of the St. Paul Park Logistics Assets; and

•	the incurrence of unanticipated liabilities and costs for which indemnification is unavailable or inadequate.
If we are unable to successfully integrate the St. Paul Park Logistics Assets due to any of these factors, our future business, operations and distributable cash flow could be adversely impacted.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

ITEM 6. EXHIBITS.
Exhibit Index***

Exhibit Number	Description
2.1†
Contribution, Conveyance and Assumption Agreement, dated as of September 7, 2016, by and among Western Refining, Inc., St. Paul Park Refining Co. LLC, Western Refining Logistics GP, LLC and Western Refining Logistics, LP. (incorporated by reference to Exhibit 2.1 to WNRL’s Current Report on Form 8-K, filed with the SEC on September 7, 2016)

10.1††
Terminalling, Transportation and Storage Services Agreement, dated September 15, 2016, by and between St. Paul Park Refining Co. LLC and Western Refining Terminals, LLC (incorporated by reference to Exhibit 10.1 to WNRL’s Current Report on Form 8-K, filed with the SEC on September 20, 2016)

10.2
Commitment Increase and First Amendment to Credit Agreement, dated September 15, 2016, among the Partnership, as borrower, certain subsidiaries of the Partnership, the lenders from time to time party thereto and Well Fargo Bank, National Association, as Administrative Agent, Swingline Lender and L/C Issuer (incorporated by reference to Exhibit 10.2 to WNRL’s Current Report on Form 8-K, filed with the SEC on September 20, 2016)

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
——————
† Pursuant to Item 601(b)(2) of Regulation S-K, the Partnership agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.
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
WESTERN REFINING LOGISTICS, LP
BY: WESTERN REFINING LOGISTICS GP, LLC

Signature	Title	Date

/s/ Karen B. Davis	Executive Vice President and Chief Financial Officer	November 2, 2016
Karen B. Davis	(Principal Financial Officer and Duly Authorized Signatory)