Form 10-K
period 2016-12-31
Western Refining Logistics, LP
filed 2017-03-01
CIK 1581908

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File Number: 001-36114
WESTERN REFINING LOGISTICS, LP
(Exact name of registrant as specified in its charter)

Delaware	46-3205923
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

212 N. Clark Dr.	79905
El Paso, Texas	(Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code: (915) 775-3300
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Units Representing Limited Partner Interests	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed based on the New York Stock Exchange closing price on June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter) was $503,069,908.
As of February 24, 2017, there were 38,074,324 common units and 22,811,000 subordinated units outstanding.

WESTERN REFINING LOGISTICS, LP

References in this report to “Western Refining Logistics, LP,” “WNRL,” and “we,” “our,” “us,” the “Partnership” or like terms used in context of periods on or after October 16, 2013, refer to Western Refining Logistics, LP and its subsidiaries.
EXPLANATORY NOTE
Western Refining Logistics, LP is a publicly-traded Delaware limited partnership that commenced operations on October 16, 2013 in connection with its initial public offering (the "Offering"). In conjunction with the Offering, Western Refining, Inc. ("Western") and certain of its subsidiaries contributed to us certain logistics assets that we currently operate.
On September 15, 2016, WNRL acquired certain terminalling, transportation and storage assets from a wholly-owned subsidiary of Western consisting of the Cottage Grove tank farm and certain terminals, storage assets, pipelines and other logistics assets located on site at Western's St. Paul Park refinery ("St. Paul Park Logistics Assets"). We refer to this transaction as the "St. Paul Park Logistics Transaction."
On October 30, 2015, WNRL acquired a segment of the TexNew Mex Pipeline system from Western that currently extends from our crude oil station in Star Lake, New Mexico, in the Four Corners region to our T station in Eddy County, New Mexico (the "TexNew Mex Pipeline System"). We also acquired an 80,000 barrel crude oil storage tank located at our crude oil pumping station in Star Lake, New Mexico and certain other related assets (the "TexNew Mex Pipeline Acquisition").
On October 15, 2014, WNRL purchased all of the outstanding limited liability company interests of Western Refining Wholesale, LLC ("WRW") from Western (the "Wholesale Acquisition").
These transactions were between entities under common control. The financial position, results of operations and operating statistics of our accounting predecessor for the contributed Southwest logistics assets for periods prior to the Offering are contained herein. In addition, our accounting predecessor contains the financial position and results of operations of the TexNew Mex Pipeline System assets that were not contributed at the time of the Offering. We refer to the financial position, results of operations and operating statistics of these contributed and non-contributed assets, for periods prior to October 16, 2013 as the "WNRL Predecessor."
The information contained herein for the WNRL Predecessor and WNRL has been retrospectively adjusted to include the historical results of the WRW assets acquired for periods prior to the effective date of the Wholesale Acquisition. We refer to the collective entity of the WNRL Predecessor with the retrospective adjustment for the Wholesale Acquisition as our "Predecessor" for periods prior to October 16, 2013. The results of WNRL contain the retrospective adjustment for the Wholesale Acquisition, the TexNew Mex Pipeline Acquisition beginning October 16, 2013, the date WNRL commenced operations, and the St. Paul Park Logistics Transaction beginning November 12, 2013, the date on which St. Paul Park Logistics became subject to the common control of Western. Because the WNRL Predecessor has always contained the financial position and results of operations and operating statistics of the TexNew Mex Pipeline System, the retrospective adjustments related to the TexNew Mex Pipeline Acquisition are applied to WNRL only.
See Note 1, Organization and Basis of Presentation, and Note 3, Acquisitions, in the Notes to Consolidated Financial Statements included in this annual report for detailed information.
FORWARD-LOOKING STATEMENTS
Certain statements included throughout this Annual Report on Form 10-K and in particular under the sections entitled Item 1. Business, Item 3. Legal Proceedings and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations relating to matters that are not historical fact are forward-looking statements that represent management’s beliefs and assumptions based on currently available information. These forward-looking statements relate to matters such as our industry including the regulation of our industry, the expected outcomes of legal proceedings involving us or Western, business strategies, future operations, acquisition opportunities, volatility of crude oil prices, gross margins, volumes, taxes, capital expenditures, liquidity and capital resources, sources of financing for acquisitions, maintenance and capital expenditures, distributions and other financial and operating information. Forward-looking statements give our current expectations, contain projections of results of operations or of financial condition or forecasts of future events. We have used the words “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “position,” “potential,” “predict,” “project,” “strategy,” “will,” “future” and similar terms and phrases to identify forward-looking statements in this report.
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

When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Form 10-K. Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to predict or identify all of these factors, they include, among others, the following:

•
changes in the business strategy or activity levels of Western that may be impacted by a variety of factors, including changes in crack spreads, changes in the spread between West Texas Intermediate ("WTI") crude oil and West Texas Sour ("WTS") crude oil, also known as the sweet/sour spread, changes in the spread between Western Canadian Select ("WCS") and WTI crude oil, changes in the spread between WTI crude oil and Dated Brent crude oil and between WTI Cushing crude oil and WTI Midland crude oil, Western's post-merger integration with Northern Tier Energy LP and Western's announced merger with Tesoro Corporation, a Delaware corporation (the "Tesoro Merger");

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

•	the effects of existing and future laws and governmental regulations and the manner in which they are interpreted and implemented;

•	changes in insurance markets impacting costs and the level and types of coverage available;

•	disruptions due to equipment interruption or failure at our facilities, Western’s facilities or third-party facilities on which our business is dependent;

•	our ability to successfully implement our business plan;

•	the effects of future litigation;

•	the closing of the Tesoro Merger; and

•	other factors discussed in more detail under Part I. - Item 1A Risk Factors of this report that are incorporated herein by this reference.
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

PART I
Item 1. Business
Overview
WNRL is a Delaware master limited partnership that commenced operations in October 2013. Western Refining Logistics GP, LLC ("WRGP"), our general partner, holds all of the non-economic general partner interests in WNRL and is owned 100% by Western and Western's limited partner interest in WNRL was 52.6% at December 31, 2016. Our units trade on the New York Stock Exchange (“NYSE”) under the symbol “WNRL.”
WNRL is principally a fee-based, growth-oriented partnership that owns, operates, develops and acquires logistics and related assets and businesses to include terminals, storage tanks, pipelines and other logistics assets related to the terminalling, transportation, storage and distribution of crude oil and refined products. WNRL's assets and operations include 705 miles of pipelines, approximately 12.4 million barrels ("bbls") of active storage capacity, distribution of wholesale petroleum products and crude oil and asphalt trucking.
On November 16, 2016, Western entered into an Agreement and Plan of Merger (the “Tesoro Merger Agreement”) with Tesoro Corporation, a Delaware corporation (“Tesoro”), Tahoe Merger Sub 1, Inc., a Delaware corporation and wholly-owned subsidiary of Tesoro (“Merger Sub 1”), and Tahoe Merger Sub 2, LLC, a Delaware limited liability company and wholly owned subsidiary of Tesoro ("Merger Sub 2"), pursuant to which Merger Sub 1 will merge with and into Western (the “First Tesoro Merger,” and, if a second merger election as discussed below is not made, the “Tesoro Merger”), with Western surviving the First Tesoro Merger as a wholly-owned subsidiary of Tesoro. The Tesoro Merger Agreement permits either Western or Tesoro, for tax considerations, to require the surviving corporation of the First Tesoro Merger be merged with and into Merger Sub 2 immediately following the effective time of the First Tesoro Merger, with Merger Sub 2 being the surviving company from the second merger (the “Second Tesoro Merger,” and if the second merger election is made, collectively with the First Tesoro Merger, the “Tesoro Merger”). We will continue as a public entity and our debt will remain outstanding following the completion of the Tesoro Merger.
On September 15, 2016, we acquired the St. Paul Park Logistics Assets. The St. Paul Park Logistics Assets primarily receive, store and distribute crude oil, feedstock and refined products associated with Western's St. Paul Park refinery (the "St. Paul Park Refinery"). We acquired the St. Paul Park Logistics Assets from Western in exchange for $195 million in cash and 628,224 common units representing limited partner interests in WNRL.
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
On October 30, 2015, we acquired the TexNew Mex Pipeline System. We also acquired an 80,000 barrel crude oil storage tank located at our crude oil pumping station in Star Lake, New Mexico and certain other related assets. We acquired these assets in exchange for $170 million in cash, 421,031 common units representing limited partner interests in WNRL and 80,000 TexNew Mex Units. This transaction was between entities under common control.
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

The following simplified diagram depicts our organizational structure as of December 31, 2016:
All of our incentive distribution rights are held by our general partner and our units are held as follows:

Public Common Units	47.4%
Common Units held by Western	15.1%
Subordinated Units held by Western (1)	37.5%
Non-Economic General Partner Interest held by Western Refining Logistics GP, LLC	—
TexNew Mex Units held by Western	—
Total	100.0%

(1)
On the first business day following the payment of the distribution for the fourth quarter of 2016 on March 1, 2017, the subordinated units held by Western will convert into common units on a one-for-one basis and the resulting common units will continue to be owned by Western.

We report our operating results in two reportable segments: logistics and wholesale. See Note 4, Segment Information, in the Notes to Consolidated Financial Statements included in this annual report for detailed information on our operating results by segment.

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
Our agreements with Western (the "Commercial Agreements") have initial ten-year terms:

•
Pipeline and Gathering Services Agreement: We entered into a pipeline and gathering services agreement, as amended, with Western under which we agreed to transport crude oil on our Permian Basin system primarily for use at Western’s El Paso refinery (the "El Paso Refinery") and on our Four Corners system primarily for use at Western’s Gallup refinery (the "Gallup Refinery").

In connection with the TexNew Mex Pipeline Acquisition, WNRL entered into Amendment No. 1 to the Pipeline and Gathering Services Agreement, dated as of October 16, 2013, with Western (the "Amendment to the Pipeline Agreement"). Among other things, the Amendment to the Pipeline Agreement amends the scope of the existing agreement to include the provision of storage services and a minimum volume commitment of 80,000 barrels of storage at the Star Lake storage tank. In the Amendment to the Pipeline Agreement, Western also committed to a minimum volume of 13,000 barrels per day ("bpd") throughput of crude oil on the TexNew Mex Pipeline for ten years from the date of the Amendment to the Pipeline Agreement.
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

We entered into another terminalling, transportation and storage services agreement with Western (the "St. Paul Park Terminalling Agreement"), under which we agreed to provide product storage services, product throughput services and product additive and blending services at the terminal facilities located at or near the St. Paul Park Refinery. In exchange for such services, Western has agreed to certain minimum volume commitments and to pay certain fees. The St. Paul Park Terminalling Agreement has an initial term of ten years, which may be extended for up to two renewal terms of five years each upon the mutual agreement of the parties.
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

•
Fuel Distribution and Supply Agreement: Western agreed to purchase a minimum of 645,000 bbls per month of branded and unbranded motor fuels for its retail and automated commercial fueling sites ("cardlocks") at a price equal to our product cost at each terminal, plus actual transportation costs, plus a margin of $0.03 per gallon. Under the fuel distribution agreement, a subsidiary of Western is obligated to offer us the first opportunity to satisfy all of its incremental branded and unbranded motor fuel requirements.

•
Crude Oil Trucking Transportation Services Agreement: Western has agreed to utilize our crude oil trucks to haul a minimum of 1.525 million bbls of crude oil each month. Western pays a flat rate per barrel based on the distance between the applicable pick-up and delivery points, plus monthly fuel adjustments and customary applicable surcharges.

•
Asphalt Trucking Transportation Services Agreement: Western has agreed to utilize our asphalt trucks and pay a flat rate per mile per ton (with market adjustments) based on the distance between the applicable pick-up and delivery points, plus monthly fuel adjustments and customary applicable surcharges. Volumes of asphalt transported pursuant to this agreement will be credited, on a barrel per barrel basis, towards Western's contract minimum under the Crude Oil Trucking Transportation Services Agreement.

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
See Note 21, Related Party Transactions, in the Notes to Consolidated Financial Statements included in this annual report for detailed information on our agreements with Western.

Our Assets and Operations
Logistics Segment
Our logistics assets consist of pipeline and gathering infrastructure and terminalling, transportation and storage assets in the Southwest and the Upper Great Plains region, including 705 miles of pipelines and approximately 12.4 million bbls of active storage capacity, as well as other assets. Most of our assets are integral to the operations of the El Paso Refinery, Gallup Refinery and St. Paul Park Refinery. We generate substantially all of our logistics revenue from fees charged for services provided to Western under the logistics Commercial Agreements.
The following map depicts the locations of our assets (not to scale):

MN
WI
AZ
NM
Bloomfield
San Juan Basin
Gallup
Albuquerque
Phoenix
Tucson
El Paso
Mason Station
Wink
Permian Basin
WNR Refinery
Asphalt Plant/Terminal
Refined Product Terminal
Transportation & Storage
WNRL/WNR Pipeline
Third Party Pipeline

Pipeline and Gathering
Our pipeline and gathering assets are strategically positioned to support crude oil supply options for the El Paso Refinery, the Gallup Refinery and the St. Paul Park Refinery as well as third parties and consist of crude oil pipelines and gathering assets located primarily in the Delaware Basin in the Permian Basin area of West Texas and Southern New Mexico (the "Delaware Basin"), the Four Corners area of Northwestern New Mexico and in the Upper Great Plains region. Through these systems, we gather and transport crude oil by pipeline and trucks from various production locations to Western’s refineries utilizing 705 miles of pipeline, 33 crude oil storage tanks with a total combined active shell storage capacity of approximately 959,000 bbls, eight truck loading and unloading locations and 15 pump stations.
Our pipeline and gathering assets consist of the following:

•	Permian Basin System. Our Permian Basin system includes our Delaware Basin system and other crude oil gathering assets in West Texas. The primary components of our Permian Basin system include:

•
Delaware Basin System. Our Delaware Basin system includes 39 miles of 10-inch and 12-inch mainlines located in Southeast New Mexico and West Texas and handles crude oil produced in the Delaware Basin. The Main 12-

inch pipeline and the East 10-inch pipeline were placed into service in July 2013. The West 10-inch pipeline was placed into service in August 2013. The Delaware Basin system is designed to handle up to approximately 154,000 bpd, comprised of a mainline capacity of approximately 100,000 bpd and truck unloading capacity of approximately 54,000 bpd and is operated from a central control station located in Bloomfield, New Mexico. Its primary components include:

•	Main 12-inch Pipeline. This 12-inch crude oil pipeline is 20 miles in length and connects our Mason Station crude oil facility to our T Station crude oil facility;

•
West 10-inch Pipeline and CR-285 Crude Oil Station. This 10-inch crude oil pipeline is 7 miles in length and has a capacity in excess of approximately 75,000 bpd. It extends westward from our T Station crude oil facility. This west segment of the system includes a four-bay truck loading and unloading location and associated storage permitting truck deliveries of up to approximately 24,000 bpd;

•
East 10-inch Pipeline and CR-1 Crude Oil Station. This 10-inch crude oil pipeline is 12 miles in length and has a capacity in excess of approximately 75,000 bpd. It extends eastward from our T Station crude oil facility. This east segment of the system includes a six-bay truck loading and unloading location and associated storage permitting truck deliveries of up to approximately 36,000 bpd;

•
T Station Crude Oil Facility. Our T Station crude oil facility operates as a station for aggregating crude oil deliveries from the West 10-inch pipeline and East 10-inch pipeline and contains two staging tanks with a combined shell storage capacity of approximately 111,000 bbls; and

•
Mason Station Crude Oil Facility. Our Mason Station crude oil facility is located in Reeves County, Texas and receives crude oil produced in Southern New Mexico and West Texas. This facility consists of three 80,000 bbl crude oil storage tanks and a nine-bay truck loading and unloading location. This facility has a capacity of up to approximately 54,000 bpd by truck and a capacity of up to 100,000 bpd from our Main 12-inch pipeline. Our Mason Station crude oil facility is connected to Kinder Morgan Energy Partners, LP's ("Kinder Morgan") Mason Junction pump station that injects crude oil into the Kinder Morgan Wink pipeline for delivery to the El Paso Refinery and Western's Bobcat pipeline.

•	Other Permian Basin Crude Gathering Assets. We own other crude gathering assets in West Texas that handle crude oil produced in the Permian Basin with an aggregate capacity of approximately 8,000 bpd.

•
McCamey Crude Oil Station. Our McCamey crude oil station is located in Upton County, Texas and receives crude oil produced in West Texas. This station consists of a four-bay truck rack and crude receipt tanks. This facility has a capacity of up to approximately 5,700 bpd by truck. Our McCamey crude oil station is connected to Plains All American Pipeline, LP’s (“Plains”) McCamey crude oil terminal that either injects crude oil into the Kinder Morgan Wink pipeline for delivery to the El Paso Refinery or into Plains’ McCamey crude oil terminal for delivery to Midland, Texas; and

•
Riverbend 4-inch Gathering Pipeline. Our four-inch crude oil pipeline is three miles in length and connects the Riverbend crude oil tanks in Crane County, Texas owned by third parties to the Kinder Morgan Wink pipeline for delivery to the El Paso Refinery via Kinder Morgan’s Cordona Lake gathering system.

•
Four Corners System. Our Four Corners system includes 270 miles of pipeline in Northwestern New Mexico that gather and transport crude oil and condensate produced in the San Juan and Paradox Basin areas of Colorado, New Mexico and Utah (referred to, collectively as, “Four Corners area crude oil”) and deliver it to the Gallup Refinery or into our TexNew Mex Pipeline System. This Four Corners area crude oil is received at our Bloomfield terminal and at crude oil stations we own located in Bisti, Lybrook, Pettigrew and Star Lake, New Mexico. This system has a delivery capacity of up to approximately 31,600 bpd to the Gallup Refinery. The Four Corners system’s primary components include:

•	San Juan 6-inch Pipeline. This six-inch crude oil pipeline is 17 miles in length, connects our Bloomfield terminal to our Bisti crude oil station and handles Four Corners area crude oil;

•	West 6-inch Pipeline. This six-inch crude oil pipeline is 77 miles in length, connects our Bisti crude oil station to the Gallup Refinery and handles Four Corners area crude oil;

•
TexNew Mex 16" Pipeline Segment. This portion of the 16-inch crude pipeline is 43 miles in length, connects our Bisti crude oil station to our Star Lake crude oil station and handles Four Corners area crude oil;

•
East 6 and 4-inch Pipeline. This pipeline consists of a six-inch crude oil pipeline portion that is 70 miles in length and a four-inch crude oil pipeline portion that is 35 miles in length. It connects our Pettigrew crude oil station to our Star Lake crude oil station and also the Gallup Refinery and handles Four Corners area crude oil;

•
Wingate 4-inch NGL Pipeline. This four-inch natural gas liquids ("NGL") pipeline is 14 miles in length and connects Western's NGL plant located in Gallup to the Gallup Refinery. It transports NGLs for the Gallup Refinery;

•
Lybrook 10-inch Pipeline. This ten-inch crude oil pipeline is 14 miles in length and connects the Lybrook station to the TexNew Mex 16-inch crude oil pipeline and handles Four Corners area crude oil; and

•
Other. The Bisti, Star Lake, Lybrook and Pettigrew Stations combine to have 16 crude oil storage and breakout tanks with a total combined capacity of approximately 485,400 bbls; four truck receipt locations and a connection point with the Navajo Nation Oil and Gas Company's Running Horse pipeline.

•
TexNew Mex Pipeline System, including 76 mile extension. Our TexNew Mex pipeline extends 299 miles from our crude oil station in Star Lake, New Mexico in the Four Corners area to near Maljamar, New Mexico in the Delaware Basin. In addition, a 76 mile pipeline was constructed to connect the TexNew Mex 16-inch pipeline from Maljamar to our Delaware Basin system.

•
St. Paul Park Refinery System. Our St. Paul Park Refinery pipeline that was acquired in the St. Paul Park Logistics Transaction includes two crude oil pipeline segments and one pipeline segment not currently in service, each of which is 2.5 miles and extends from the St. Paul Park Refinery to Western’s tank farm in Cottage Grove, Minnesota.

The following tables provide certain approximate information regarding our pipeline and gathering assets:

	Summary of Assets
	Length (miles)	Capacity
Mainline Movements (bpd)
Delaware Basin	39	100,000
Four Corners (1)	270	58,800
TexNew Mex	375	70,000
Other (2)	21	—
Total		228,800
Gathering (Truck Offloading) (bpd)
Mason Station	—	54,000
CR-285 (3)	—	24,000
CR-1 (3)	—	36,000
McCamey Station	—	5,700
Four Corners	—	28,800
Total Gathering Capacity		148,500
Pipeline Tank Storage (bbls)
Delaware Basin	—	473,736
Four Corners	—	485,351
Total Pipeline Tank Storage		959,087

(1)	The total capacity to transport crude oil to the Gallup Refinery on the West 6-inch and East 6-inch pipelines is approximately 31,600 bpd.

(2)	These pipeline assets include the St. Paul Park Refinery system and various gathering lines.

(3)	These volumes ship on the Delaware Basin mainline and are included in the 100,000 bpd capacity.
Terminalling, Transportation, Storage and Distribution
Our terminalling, transportation and storage assets support crude oil supply and refined product distribution for the El Paso Refinery, the Gallup Refinery and the St. Paul Park Refinery as well as third parties and primarily consist of storage tanks, terminals, transportation and other assets located in El Paso, Texas; Gallup, Bloomfield and Albuquerque, New Mexico; Phoenix and Tucson, Arizona and St. Paul Park, Minnesota. These assets include crude oil, feedstock, blendstock, refined product and asphalt storage tanks with a total combined shell storage capacity of approximately 11.4 million bbls, truck loading racks, railcar loading racks, pump stations and pipeline and related logistics assets to service Western’s operations.
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

•
St. Paul Park Cottage Grove Tank Farm. Our Cottage Grove tank farm provides the St. Paul Park Refinery with storage and transfer services required to support the refinery's operations. The tank farm consists of storage tanks with a combined shell storage capacity of approximately 864,700 bbls.

•
St. Paul Park Refined Products Terminal. Our St. Paul Park refined products terminal distributes feedstocks and refined products supplied by the St. Paul Park Refinery from a light products terminal, a heavy products loading rack, certain rail and barge facilities and certain other related logistics assets, and includes storage tanks with a combined shell storage capacity of 3,106,500 bbls.

•
Bloomfield Terminal. Our Bloomfield terminal is a crude oil gathering and refined products distribution facility serving Western and third-party customers. The Bloomfield terminal includes storage tanks with combined shell storage capacity of approximately 696,000 bbls operating on land leased from Western under a 10-year agreement. The storage tanks handle Four Corners area crude oil, gasoline, ultra-low sulfur diesel and blending components. The terminal receives crude oil across a four-bay truck unloading rack, de-waters the crude oil and stores it for shipment on our San Juan 6-inch pipeline to our crude oil station in Bisti for further transport to the Gallup Refinery. Our Bloomfield terminal distributes refined products for Western and third-party customers over a four-bay truck loading rack that has ethanol and additive blending capabilities. A pipeline from Artesia, New Mexico, owned by Holly Energy Partners LP provides primary supply to the terminal. The terminal also receives supply by trucks from other locations.

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
The following table describes the capacities of our terminal and storage assets:

Tank Shell Storage Capacity
Crude Oil, Intermediates and Refined Products (bbls)
El Paso Tank Farm	5,065,600
El Paso Refined Products Terminal	74,900
Gallup Tank Farm	887,100
Gallup Refined Products Terminal	23,400
St. Paul Park Cottage Grove Tank Farm	864,700
St. Paul Park Refined Products Terminal	3,106,500
Bloomfield Terminal	696,000
Albuquerque Refined Products Terminal	185,700
Total	10,903,900
Asphalt (tpd)
El Paso Asphalt Plant	202,000
Albuquerque Asphalt Terminal	38,500
Tucson Asphalt Terminal	208,700
Phoenix Asphalt Terminal	23,800
Total	473,000
Wholesale Segment
Our wholesale business purchases substantially all of its petroleum fuels from Western and all of its lubricants and additional petroleum fuels from third-party suppliers. In addition to our sales to Western, our principal customers are retail fuel distributors and the mining, construction, utility, manufacturing, transportation, aviation and agricultural industries. We compete with other wholesale petroleum products distributors on product sales pricing and distribution services in the Southwest such as Pro Petroleum, Inc.; Southern Counties Fuels; Synergy Petroleum, LLC; SoCo Group, Inc.; C&R Distributing, Inc.; and Brewer Petroleum Services, Inc. Our sales and services to Western generally accounted for 26% of our fuel volumes and 82% of our fuel trucking volumes for the year ended December 31, 2016. Among our third-party customers, sales to Kroger Company accounted for 20.1%, 23.5%, and 23.0% of consolidated revenues for the years ended December 31, 2016, 2015 and 2014, respectively.
Our wholesale segment consists of the following operations:
Fuel Distribution
Our wholesale segment purchases petroleum fuels primarily from Western’s refining group and sells these fuels. We have entered into a product supply agreement, as amended, with Western and certain of its affiliates, pursuant to which Western has agreed to sell, and we have agreed to buy, between 90% and 110% of 79,000 bpd of Western’s refined products based upon forecasts provided each month by us. The products are purchased according to a predetermined formula based upon OPIS or Platts indices on the day of delivery and the applicable terminal location. Western will provide us margin shortfall support for non-delivered rack sales. The product supply agreement contains customary payment terms that may be extended if our net working capital requirements grow significantly over time.
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
Asphalt Trucking
Our wholesale segment operates a fleet of asphalt trucks, which are utilized to deliver asphalt to Western's asphalt terminals and third party customers. We have entered into an asphalt trucking transportation services agreement with Western under which we have agreed to, among other things, transport and deliver asphalt from the El Paso Refinery to asphalt terminals in Texas, New Mexico and Arizona. Volumes of asphalt transported pursuant to this agreement will be credited, on a barrel per barrel basis, towards Western’s contract minimum under the Crude Oil Trucking Transportation Services Agreement. Under this Agreement, Western has given us the first option to transport all asphalt volumes Western transports by truck.
In exchange for the transportation services performed under the asphalt trucking transportation agreement, Western has agreed to pay us a flat rate per ton (with market adjustments) based on the distance between the applicable pick-up and delivery points, plus monthly fuel adjustments and customary applicable surcharges.
Lubricants Distribution
Our wholesale segment purchases and distributes lubricants to various third-party customers. As part of this business, our wholesale segment operates several lubricants distribution facilities and a fleet of lubricants transports.
During the fourth quarter of 2016, we completed an evaluation of our lubricant operations. After careful consideration, having concluded that lubricants are not strategic to our core operations, we have taken steps to divest the remaining assets associated with this business. We anticipate a completed sale within the first half of 2017. Assets held for sale in our Consolidated Balance Sheet at December 31, 2016 include $10.1 million in inventories and $7.3 million in property, plant and equipment. These assets and associated results from operations are presented in our Wholesale segment. We expect proceeds from this divestiture to result in a gain on disposal of assets; however, no amounts related to this anticipated transaction have been recorded in the Consolidated Statements of Operations for the year ended December 31, 2016.
Environmental Regulation
General
Our operations are subject to extensive and periodically changing federal, state and local laws, regulations and ordinances relating to the protection of the environment, worker health and safety, and natural resources. Among other things, these laws and regulations govern the emission or discharge of pollutants into or onto the land, air and water, the handling and disposal of solid and hazardous wastes, the remediation of contamination and protection of endangered and threatened species. Compliance with existing and anticipated environmental laws and regulations increases our overall cost of business, including our capital costs to develop, maintain, operate and upgrade equipment and facilities. We do not believe that compliance with existing environmental laws and regulations will have a material adverse effect on our operations. However, these laws and regulations are subject to changes, or to changes in the interpretation (including enforcement policies) of such laws and regulations, by regulatory authorities and continued and future compliance with such laws and regulations may require us to incur significant expenditures. Additionally, violation of environmental laws, regulations and permits can result in the imposition of significant administrative, civil and criminal penalties, injunctions limiting or prohibiting our operations, investigatory or remedial liabilities, or construction bans or delays in the development of additional facilities or equipment. In particular, a release of hydrocarbons or hazardous substances into the environment could, to the extent the event is not insured, subject us to substantial expenses, including costs to comply with applicable laws and regulations and to resolve claims by third parties for personal injury or property damage, or by the U.S. federal government or state governments for natural resources damages. In addition, many environmental laws contain citizen suit provisions, allowing environmental groups to bring suits to enforce compliance with environmental laws. Environmental groups frequently challenge pipeline infrastructure projects. These issues could directly and indirectly affect our business and may have an adverse impact on our financial position, results of operations and liquidity. We cannot currently determine the amounts of such future impact.
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
Under the separate contribution agreements related to the Wholesale Acquisition, the TexNew Mex Pipeline Acquisition and the St. Paul Park Logistics Transaction, Western agreed to indemnify us with respect to liabilities related to certain historical assets and operations of WRW, the TexNew Mex Pipeline System and the St. Paul Park Logistics Assets that were not contributed to us in the respective acquisitions. In addition, Western made certain representations and warranties regarding the assets of WRW, the TexNew Mex Pipeline System and the St. Paul Park Logistics Assets, including with respect to environmental matters, and agreed to indemnify us for breaches of those representations and warranties, subject to specified deductibles, caps and other limitations.
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
RCRA. We also generate solid wastes, including hazardous wastes, within the tank cleaning process that are subject to the requirements of the federal Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes. While RCRA regulates both solid and hazardous wastes, it imposes strict requirements on the generation, storage, treatment, transportation and disposal of hazardous wastes. In the course of our operations, we generate petroleum product wastes and ordinary industrial wastes such as paint wastes, waste solvents and waste oils that are regulated as hazardous wastes. Certain materials generated in the exploration, development or production of crude oil and natural gas are excluded from RCRA’s hazardous waste regulations. However, it is possible that future changes in law or regulation could result in these wastes, including wastes currently generated by our operations, being designated as “hazardous wastes” and therefore subject to more rigorous and costly disposal requirements. For example, in December 2016, the EPA and certain environmental organizations entered into a consent decree to address EPA’s alleged failure to timely assess its RCRA Subtitle D criteria regulations exempting certain exploration and production related oil and gas wastes from regulation as hazardous wastes under RCRA. The consent decree requires EPA to propose a rulemaking no later than March 15, 2019 for revision of certain Subtitle D criteria regulations pertaining to oil and gas wastes or to sign a determination that revision of the regulations is not necessary. Any such changes in laws and regulations could have a material adverse effect on our capital expenditures and operating expenses.
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
Construction or maintenance of our pipelines, terminals and storage facilities may impact wetlands or surface waters that are regulated under the Clean Water Act by the U.S. Environmental Protection Agency (the "EPA") and the U.S. Army Corps of Engineers. Regulatory requirements governing wetlands (including associated mitigation projects) and surface water crossings may result in the delay of our pipeline projects while we obtain necessary permits and may increase the cost of new projects and maintenance activities. In addition, in September 2015, the EPA and U.S. Army Corps of Engineers issued a rule defining the scope of the EPA’s and the Corps’ jurisdiction over waters of the United States. To the extent the rule expands the scope of jurisdiction of the Clean Water Act, we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas. The rule has been challenged in court on the grounds that it unlawfully expands the reach of Clean Water Act programs, and implementation of the rule has been stayed pending resolution of the court challenge.
Endangered Species
The Endangered Species Act and analogous state laws restrict activities that may affect endangered or threatened species or their habitats. The designation of previously unprotected species as threatened or endangered in areas where underlying property operations are conducted could cause us to incur increased costs arising from species protection measures or could result in limitations on our operating activities that could have an adverse impact on our results of operations.

Hazardous Materials Transportation Requirements
The Pipeline and Hazardous Materials Safety Administration (“PHMSA”) of the U.S. Department of Transportation (the "DOT") has promulgated regulations affecting pipeline safety for certain of our pipelines. These regulations require, amongst other things, that pipeline operators implement measures designed to reduce the environmental impact of crude oil and product discharge from onshore crude oil and product pipelines. These regulations also require operators to maintain comprehensive spill response plans, including extensive spill response training for pipeline personnel. In addition, the DOT regulations contain detailed specifications for pipeline and storage tank operation and maintenance, which can result in substantial compliance costs. These laws and regulations are subject to frequent change. For example, in January 2017, PHMSA finalized regulations for hazardous liquid pipelines that significantly extend and expand the reach of certain PHMSA integrity management requirements (i.e., periodic assessments, leak detection and repairs), regardless of the pipeline’s proximity to a high consequence area. The final rule also imposes new reporting requirements for certain unregulated pipelines, including all hazardous liquid gathering lines. The timing for implementation of this rule is uncertain at this time due to the recent change in Presidential Administrations.
The Federal Motor Carrier Safety Administration (“FMCSA”) of the DOT regulates safety standards and monitors drivers and equipment of commercial motor carrier fleets. Standards include vehicle and maintenance inspection requirements, limitations on the number of hours drivers may operate vehicles, and financial responsibility requirements.
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
Employees
We are managed and operated by Western Refining Logistics GP, LLC, our general partner. As of December 31, 2016, we directly employed 559 employees through our wholesale subsidiary. Through our general partner's affiliates, we have 295 full-time employees as well as other employees who may provide services to us from time to time, all of whom are seconded to us pursuant to our services agreement with Western. These seconded employees provide operating, maintenance and other services under our direction, supervision and control with respect to the assets that our pipeline and terminalling subsidiaries own and operate. Other Western employees may also provide services to us from time to time.

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
Risks Relating to Our Business
The closing of the Tesoro Merger will enable Tesoro to control our affairs.
If the Tesoro Merger closes, Western will become a wholly owned subsidiary of Tesoro. Because Western owns our general partner and also controls a majority of our outstanding voting units, the change of control at Western will enable Tesoro and its affiliates to exert ultimate control over our affairs and they could exercise such influence in a manner that is not in the best interests of our unitholders.
The proposed Tesoro Merger could have an adverse impact on our business.
On November 16, 2016, Western entered into the Tesoro Merger Agreement with Tesoro that provides for the acquisition of Western by Tesoro. As a result of the Tesoro Merger, Tesoro will indirectly own approximately 52.6% of our outstanding common units and 100% of our non-economic general partner interests. As a result, Tesoro will have control over our management and affairs and over all matters requiring unitholder approval, including significant corporate transactions, such as a merger or other sale of our company or its assets. This effectively permits a “change of control" without the vote or consent of our unitholders.
The foregoing changes to Western could be disruptive to our business and operations. The proposed Tesoro Merger may be time consuming and disruptive to Western’s business operations, including its relationship with us as the beneficial owner of a majority of our outstanding common units, the indirect owner of our general partner and the counterparty to certain of our commercial contracts. It is also possible that, following the Tesoro Merger, there could be changes to the composition of our board of directors and members of our senior management team. In addition, it may be difficult for Tesoro to address integration challenges following the completion of the merger, and the anticipated benefits of the integration of the two companies may not be realized fully or at all. Further, the completion of the Tesoro Merger may give rise to additional conflicts of interest and competition for business opportunities among us, Western and Tesoro and their respective affiliates.
The Tesoro Merger is subject to a number of conditions that must be fulfilled or waived prior to the completion of the merger, and there can be no assurance that the merger will be consummated. In addition, if the merger transaction is consummated, any value created for Tesoro’s or Western’s stockholders may not result in the creation of value for our unitholders.
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
Petroleum refining and marketing is highly competitive. Due to their geographic diversity, larger and more complex refineries, integrated operations and greater resources, some of Western’s competitors may be better able to withstand volatile market conditions, compete on the basis of price, obtain crude oil in times of shortage and bear the economic risk inherent in all phases of the refining industry. The El Paso Refinery and the Gallup Refinery primarily compete with Valero Energy Corp., Phillips 66 Company, Alon USA Energy, Inc., HollyFrontier Corporation, Tesoro Corporation, Chevron Products Company and Suncor Energy, Inc., as well as refineries in other regions of the country that serve the regions that Western serves through pipelines. Our St. Paul Park Refinery competes directly with Koch Industries’ Flint Hills Resources Refinery in Pine Bend, Minnesota, as well as the other refiners in the region, that access the region by pipeline, and, to a lesser extent, other U.S. and foreign refiners. Some areas where Western sells refined products are also supplied by various refined product pipelines. Any expansions or additional products supplied by these third-party pipelines could put downward pressure on refined product prices in these areas.
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
Our Commercial Agreements and services agreement with Western include provisions that permit Western to suspend, reduce or terminate its obligations under the applicable agreement if certain events occur. These events include a material breach of the agreement by us, or, in some cases, Western deciding to permanently or indefinitely suspend refining operations at one or more of its refineries, as well as our being subject to certain force majeure events that would prevent us from performing required services under the applicable agreement. Western has the discretion to make such decisions notwithstanding the fact that they may significantly and adversely affect us. For instance, under the Commercial Agreements entered into in connection with the Offering, if Western decides to permanently or indefinitely suspend, in full or in part, refining operations at a refinery for a period that will continue for at least twelve consecutive months, then it may terminate or proportionately reduce, as applicable, its obligations under the agreement on no less than twelve-months’ prior written notice to us, unless it publicly announces its intent to resume operations at the refinery at least two months prior to the expiration of the twelve-month notice period. Under the Commercial Agreements entered into in connection with the Offering, the Wholesale Acquisition, TexNew Mex Pipeline Acquisition and St. Paul Park Logistics Transaction, Western has the right to terminate such agreements with respect to any services for which performance will be suspended by a force majeure event for a period in excess specified periods ranging from six to twelve-months. Additionally, under the Commercial Agreements and the services agreement, Western has the right to terminate such agreements in the event of a material breach by us, subject to a specified cure period.
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
A material reduction in the refining margins at Western could make operating at full capacity uneconomical for Western and would impact the volume of refined and other products that we handle. Refining margins are dependent both upon the price of crude oil or other refinery feedstock and the price of refined and other products. Refining margins historically have been volatile, and are likely to continue to be volatile, as a result of a variety of factors, including fluctuations in the prices of crude oil, other feedstocks, refined products and fuel and utility services. Historically, Western’s refining margins have been positively impacted by the discount of WTI crude oil to Brent crude oil and the discount of WTI Midland crude oil to WTI Cushing crude oil, as the majority of its crude oil purchases are based on pricing tied to WTI Midland. However, the discount of WTI crude oil to Brent crude oil declined to $0.38 per barrel in 2016 from $3.68 per barrel in 2015, and the WTI Midland/Cushing differential averaged a discount of $0.15 per barrel for 2016 compared to $0.37 in 2015. In addition, both the WTI/Brent discount and the WTI Midland/Cushing discount remain volatile, and either or both of these discounts could remain narrow, further decline or invert in the future. We expect continued volatility in crude oil pricing. It is possible that this volatility in crude oil pricing and crack spreads may continue for prolonged periods of time due to numerous factors beyond our and Western's control, including the global supply and demand for crude oil, gasoline and refined and other products. Prolonged periods of low crude oil prices could impact production growth of inland crude oil, which could impact the availability of crude oil and the associated volumes gathered and transported on our logistics systems.
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
Our substantial dependence on the El Paso, Gallup and St. Paul Park refineries as well as the lack of diversification of our assets and geographic locations could adversely affect our ability to service our indebtedness.
We believe that a significant portion of our revenues for the foreseeable future will be derived from operations supporting the El Paso, Gallup and St. Paul Park refineries. Any event that renders either refinery temporarily or permanently unavailable or that temporarily or permanently reduces rates at either refinery could have a material adverse effect on our financial condition, results of operations, cash flows and ability to service our indebtedness.
We rely on revenues generated from our pipelines and gathering operations and our transportation, terminalling and storage operations that are located in Arizona, Minnesota, New Mexico and West Texas. Due to our lack of diversification in assets and geographic location, an adverse development in our businesses or areas of operations, including adverse developments due to catastrophic events, weather, regulatory action and decreases in demand for crude oil and refined products, could have a significantly greater impact on our results of operations and cash available to service our indebtedness than if we maintained more diverse assets and locations. Such events may constitute force majeure events under our Commercial Agreements, potentially resulting in the suspension, reduction or termination of one or more Commercial Agreements in the impacted geographic area. In addition, during a refinery turnaround, we expect that Western may only satisfy its minimum volume commitments with respect to our assets that serve such refinery.
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
A portion of our strategy to grow and increase distributions to our unitholders is dependent on projected increased crude oil production in our existing areas of operation and on our or Western’s ability to expand existing assets and to develop additional assets. There can be no assurance that expected crude oil production increases will occur in the future or that crude oil production in our existing areas of operations will not decline in the future. Recently, oil and natural gas prices have declined significantly. In recent years, the prices of crude oil, other feedstocks and refined products have fluctuated. The NYMEX WTI postings of crude oil for 2016 ranged from $29.64 per barrel in February 2016 to $52.17 per barrel in December 2016 to $52.94 as of February 24, 2017. An extended decline in crude oil prices could lead to a decline in drilling activity and production, which could impact the availability of crude oil and the associated volumes gathered and transported on our logistics systems. Additionally, drilling activities by third parties as well as the construction of a new pipeline or terminal or the expansion of an existing pipeline or terminal, such as by adding horsepower or pump stations, increasing storage capacity or otherwise, involves numerous regulatory, environmental, political, legal and economic uncertainties, most of which are beyond our control.
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
As of December 31, 2016, we had long-term debt of $320.3 million, excluding unamortized financing costs. Any of these factors could result in a material adverse effect on our business, financial condition, results of operations and business prospects.
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
A significant percentage of the crude oil production in our existing areas of operation is being developed from unconventional sources, such as shale, using hydraulic fracturing. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into the formation to stimulate production. A number of federal agencies, including the EPA and the U.S. Department of Energy, are analyzing, or have been requested to review, a variety of environmental issues associated with shale development, including hydraulic fracturing. In addition, the EPA has asserted federal regulatory authority over hydraulic fracturing activities under the Safe Drinking Water Act’s Underground Injection Control Program and under the Toxic Substances Control Act of 1976 and in June 2016 issued final rules regulating methane emissions from oil and natural gas completion operations. Further, some states and municipalities have adopted and other states and municipalities are considering adopting, regulations prohibiting hydraulic fracturing in certain areas or imposing more stringent disclosure. At the same time, certain environmental groups have suggested that additional laws may be needed to more closely and uniformly regulate the hydraulic fracturing process and legislation has been proposed by some members of Congress to provide for such regulation. We cannot predict whether any such legislation will ever be enacted and if so, what its provisions would be. If additional levels of regulation are imposed at the federal, state or local level, this could result in corresponding delays, increased operating costs and process prohibitions for crude oil producers and potentially reduce throughput on our systems, which could materially adversely affect our revenues, results of operations and ability to service our indebtedness.
We may incur significant costs and liabilities as a result of pipeline integrity management programs or safety standards.
Certain of our pipeline facilities are subject to the pipeline safety regulations of the PHMSA of the DOT. PHMSA regulates the design, construction, testing, operation, maintenance and emergency response of crude oil, petroleum products and other hazardous liquid pipeline facilities.
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
On June 22, 2016, the President signed into law important new legislation entitled Protecting our Infrastructure of Pipelines and Enhancing Safety Act of 2016 (the “PIPES Act”). The PIPES Act reauthorizes PHMSA through 2019, and facilitates greater pipeline safety by providing PHMSA with emergency order authority, including authority to issue prohibitions and safety measures on owners and operators of gas or hazardous liquid pipeline facilities to address imminent hazardous, without prior notice or an opportunity for a hearing, as well as enhanced release reporting requirements, requiring a review of both natural gas and hazardous liquid integrity management programs, and mandating the creation of a working group to consider the development of an information-sharing system related to integrity risk analyses. The PIPES Act also requires that PHMSA publish periodic updates on the status of those mandates outstanding from 2011 Pipeline Safety Act, of which approximately half remain to be completed. The mandates yet to be acted upon include requiring certain shut-off valves on transmission lines, mapping all high consequence areas, and shortening the deadline for accident and incident notifications.
PHMSA regularly revises its pipeline safety regulations. For example, in March of 2015, PHMSA finalized new rules applicable to hazardous liquid pipelines that, among other changes, impose new post-construction inspections, welding, gas component pressure testing requirements, as well as requirements for calculating pressure reductions for immediate repairs on liquid pipelines. In addition, in January 2017, PHMSA finalized regulations for hazardous liquid pipelines that significantly extend and expand the reach of certain PHMSA integrity management requirements (i.e., periodic assessments, leak detection and repairs), regardless of the pipeline’s proximity to a high consequence area. The final rule also imposes new reporting requirements for certain unregulated pipelines, including all hazardous liquid gathering lines. Additional future regulatory action expanding PHMSA jurisdiction and imposing stricter integrity management is likely. At this time, we cannot predict the cost of such requirements, but they could be significant. However, the timing for implementation of this rule is uncertain at this time due to the recent change in Presidential Administrations.
We may incur significant costs and liabilities associated with compliance with pipeline safety regulations and any corresponding repair, remediation, preventive or mitigation measures required for our nonexempt pipeline facilities, including lost cash flows resulting from shutting down our pipelines during the pendency of such repairs. Any material penalties or fines under these or other statues, rules, regulations or orders could have a material adverse impact on our business, financial condition, results of operation and cash flows. Moreover, changes to pipeline safety laws and regulations that result in more stringent or costly pipeline integrity management or safety standards could have a material adverse effect on us and similarly situated operators. Furthermore, the implementation of the 2011 Pipeline Safety Act, the PIPES Act, or any issuance or reinterpretation of guidance by PHMSA or similar state agencies could require us to install new or modified safety controls, pursue additional capital projects or conduct maintenance programs on an accelerated basis, any or all of which could result in our incurring increased operating costs that could be significant and have a material adverse effect on our results of operations or financial position. For example, notwithstanding the applicability of the OSHA’s Process Safety Management (“PSM”) regulations and the EPA’s Risk Management Plan (“RMP”) requirements at facilities storing designated chemicals above a certain threshold, PHMSA and one or more state regulators, including the Texas Railroad Commission, have recently expanded the scope of their regulatory inspections to include certain in-plant equipment and pipelines found within midstream facilities and associated storage facilities to assess compliance with hazardous liquid pipeline safety requirements. If PHMSA and other similar state agencies continue to expand their authority and impose hazardous liquid pipeline safety requirements on facilities previously thought to be exempt, we could be forced to make certain operational changes or modifications to our facilities beyond existing OSHA and EPA requirements. Such changes could result in additional capital costs and increased costs of operation that, in some instances, may be significant.
We could incur significant costs to comply with greenhouse gas emissions regulation or legislation.
In response to concerns related to the emission of greenhouse gases, the EPA has implemented regulations to restrict emissions of greenhouse gases under certain provisions of the federal Clean Air Act. One of the rules adopted by the EPA requires permitting of certain emissions of greenhouse gases from certain large stationary sources, such as refineries. The EPA has also adopted rules requiring certain sources in the oil and natural gas industry to report greenhouse gas emissions on an annual basis, including greenhouse gas emissions from gathering systems and certain transmission pipelines. In addition, in June 2016, the EPA proposed a suite of requirements and draft guidance related to the reduction in methane emissions from certain equipment and processes in the oil and natural gas sector applicable to production, processing, transmission and storage activities, including requirements for fugitive emissions of methane and new leak detection and repair requirements. These rules could result in increased compliance costs.
Further, from time to time, the U.S. Congress has considered legislation related to the reduction of greenhouse gases through “cap and trade” programs, and a number of state and regional efforts have emerged that are aimed at tracking and/or reducing greenhouse emissions by means of cap and trade programs. Various states have also proposed and/or enacted Low Carbon Fuel Standards intended to reduce carbon intensity in transportation fuels. To the extent these types of rules and regulations continue to be implemented or other legislation related to the control of greenhouse gas emissions is enacted by federal or state governments, our operating costs, including capital expenditures, will increase and additional operating restrictions could be imposed on our business; all of which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Such regulations could also decrease demand for petroleum products and potentially reduce throughput on our systems, which would materially adversely affect our revenues and results of operations. Finally, some scientists have concluded that increasing concentrations of greenhouse gases in the earth’s atmosphere may produce climate changes that may have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other extreme climatic events, which if any such event were to occur, it may have a material adverse effect on our business.
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
Our Main 12-inch pipeline, West 10-inch pipeline, East 10-inch pipeline, San Juan 6-inch pipeline, West 6-inch pipeline, TexNew Mex 16-inch Pipeline segment, East 6-inch pipeline, Wingate 4-inch NGL pipeline, Riverbend 4-inch gathering pipeline, TexNew Mex Pipeline System and St. Paul Park Refinery System provide services that may be subject to regulation by the Federal Energy Regulatory Commission (“FERC”), under the Interstate Commerce Act (“ICA”) and the Energy Policy Act (the “EPAct 1992”), and/or state regulators. The FERC uses prescribed rate methodologies for developing regulated tariff rates for interstate oil and product pipelines. Our tariff rates approved by the FERC may not recover all of our costs of providing services. In addition, changes to the FERC’s approved rate methodologies, or challenges to our application of an approved methodology, could also adversely affect our rates.
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
We are managed and operated by Western Refining Logistics GP, LLC, our general partner. We directly employed 559 employees through our wholesale subsidiary. Through our general partner's affiliates' we have 295 full-time employees as well as other employees who may provide services to us from time to time, all of whom are seconded to us pursuant to our services agreement with Western. These seconded employees provide operating, maintenance and other services under our direction, supervision and control with respect to the assets that our pipeline and terminalling subsidiaries own and operate. Other Western employees also may provide services to us from time to time.
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
Risks Related to Our Partnership Structure
Western owns a 52.6% limited partner interest in us and controls our general partner, which has sole responsibility for conducting our business and managing our operations. Our general partner and its affiliates, including Western, may have conflicts of interest with us and limited duties to us and may favor their own interests to the detriment of our unitholders.
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
The unitholders will initially be unable to remove our general partner without its consent because our general partner and its affiliates own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding units voting together as a single class is required to remove the general partner. As of February 24, 2017, our general partner and its affiliates own a 52.6% limited partner interest in us. Also, if our general partner is removed without cause during the subordination period and units held by our general partner and its affiliates are not voted in favor of that removal, all remaining subordinated units will automatically convert into common units and any existing arrearages on our common units will be extinguished. A removal of our general partner under these circumstances would adversely affect our common units by prematurely eliminating their distribution and liquidation preference over our subordinated units, which would otherwise have continued until we had met certain distribution and performance tests. Cause is narrowly defined to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding the general partner liable for actual fraud or willful or wanton misconduct in its capacity as our general partner. Cause does not include most cases of charges of poor management of the business.
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
All of the subordinated units will convert into common units at the end of the subordination period on the first business day following the March 1, 2017 payment of the cash distribution attributable to the fourth quarter of 2016.
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
A general partner of a partnership generally has unlimited liability for the obligations of the partnership, except for those contractual obligations of the partnership that are expressly made without recourse to the general partner. Our partnership is organized under Delaware law and we currently own assets and conduct business in Arizona, Colorado, Minnesota, Nevada, New Mexico, Texas, and Utah. You could be liable for any and all of our obligations as if you were a general partner if:

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
Tax Risks to Our Common Unitholders
Our tax treatment depends on our status as a partnership for federal income tax purposes, as well as our not being subject to a material amount of entity-level taxation by individual states. If the Internal Revenue Service were to treat us as a corporation for federal income tax purposes, or we become subject to entity-level taxation for state tax purposes, our cash available for distribution to our unitholders would be substantially reduced.
The anticipated after-tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for U.S. federal income tax purposes.
Despite the fact that we are organized as a limited partnership under Delaware law, we will be treated as a corporation for U.S. federal income tax purposes unless we satisfy a "qualifying income" requirement. Based upon our current operations, we believe we satisfy the qualifying income requirement. However, we have not requested and do not plan to request, a ruling from the Internal Revenue Service ("IRS") on this or any other matter affecting us. Failing to meet the qualifying income requirement or a change in current law could cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to taxation as an entity.
If we were treated as a corporation for U.S. federal income tax purposes, we would pay U.S. federal income tax on our income at the corporate tax rate. Distributions to our unitholders would generally be taxed again as corporate distributions and no income, gains, losses, deductions or credits would flow through to our unitholders. Because taxes would be imposed upon us as a corporation, our cash available for distribution to our unitholders would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our common units.
At the state level, several states have been evaluating ways to subject partnerships to entity-level taxation through the imposition of state income taxes, franchise taxes, or other forms of taxation. For example, we currently own assets and conduct business in several states, many of which impose a margin or franchise tax. Imposition of a similar tax on us in other jurisdictions to which we may expand could substantially reduce the cash available for distribution to our unitholders.
Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for U.S. federal, state or local or foreign income tax purposes, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law or interpretation on us.
The tax treatment of publicly traded partnerships or an investment in our units could be subject to potential legislative, judicial or administrative changes or differing interpretations, possibly applied on a retroactive basis.
The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. From time to time, members of Congress propose and consider substantive changes to the existing U.S. federal income tax laws that affect publicly traded partnerships. Although there is no current legislative proposal, a prior legislative proposal would have eliminated the qualifying income exception to the treatment of all publicly-traded partnerships as corporations upon which we rely for our treatment as a partnership for U.S. federal income tax purposes.
In addition, on January 24, 2017, final regulations regarding which activities give rise to qualifying income within the meaning of Section 7704 of the Internal Revenue Code (the “Final Regulations”) were published in the Federal Register. The Final Regulations are effective as of January 19, 2017, and apply to taxable years beginning after January 19, 2017. We do not believe the Final Regulations affect our ability to be treated as a partnership for U.S. federal income tax purposes.
However, any modification to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible for us to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes. We are unable to predict whether any of these changes or other proposals will ultimately be enacted. Any similar or future legislative changes could negatively impact the value of an investment in our common units.
If the IRS were to contest the federal income tax positions we take, it may adversely impact the market for our common units, and the costs of any such contest would reduce cash available for distribution to our unitholders.
We have not requested a ruling from the IRS with respect to our treatment as a partnership for U.S. federal income tax purposes. The IRS may adopt positions that differ from the positions that we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take. A court may not agree with some or all of the positions we take. Any contest with the IRS may materially and adversely impact the market for our common units and the price at which they trade. Moreover, the costs of any contest between us and the IRS will result in a reduction in cash available for distribution to our unitholders and thus will be borne indirectly by our unitholders.
If the IRS makes audit adjustments to our income tax returns for tax years beginning after December 31, 2017, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us, in which case our cash available for distribution to our unitholders might substantially be reduced.
Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes audit adjustments to our income tax returns, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us. To the extent possible under the new rules, our general partner any elect to either pay the taxes (including any applicable penalties and interest) directly to the IRS or, if we are eligible, issue a revised Schedule K-1 to each unitholder with respect to an audited and adjusted return. Although our general partner any elect to have our unitholders take such audit adjustment into account in accordance with their interests in us during the tax year under audit, there can be no assurance that the election will be practical, permissible, or effective in all circumstances. As a result, our current unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if those unitholders did not own units in us during the tax year under audit. If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties, or interest, our cash available for distribution to our unitholders might be substantially reduced. These rules are not applicable for tax years beginning on or prior to December 31, 2017.
Our unitholders are required to pay taxes on their share of our income even if they do not receive any cash distributions from us.
Our unitholders are required to pay any U.S. federal income taxes and, in some cases, state and local income taxes on their share of our taxable income, whether or not they receive cash distributions from us. For example, if we sell assets and use the proceeds to repay existing debt or fund capital expenditures, you may be allocated taxable income and gain resulting from the sale and our cash available for distribution would not increase. Similarly, taking advantage of opportunities to reduce our existing debt, such as debt exchanges, debt repurchases, or modifications of our existing debt could result in "cancellation of indebtedness income" being allocated to our unitholders as taxable income without any increase in our cash available for distribution. Our unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax liability that results from that income.
Tax gain or loss on the disposition of our common units could be more or less than unitholders expect.
If a unitholder sells common units, the unitholder will recognize gain or loss equal to the difference between the amount realized and that unitholder's tax basis in those common units. Because distributions in excess of a unitholder's allocable share of our net taxable income decrease the unitholder's tax basis in its common units, the amount, if any, of such prior excess distributions with respect to the units a unitholder sells will, in effect, become taxable income to the unitholder if it sells such units at a price greater than its tax basis in those units, even if the price the unitholder receives is less than its original cost. In addition, because the amount realized includes a unitholder’s share of our non-recourse liabilities, if a unitholder sells its units, the unitholder may incur a tax liability in excess of the amount of cash it receives from the sale.
A substantial portion of the amount realized from the sale of a unitholder's units, whether or not representing gain, may be taxed as ordinary income to the unitholder due to potential recapture items, including depreciation recapture. Thus, a unitholder may recognize both ordinary income and capital loss from the sale of its units if the amount realized on a sale of its units is less than its adjusted basis in the units. Net capital loss may only offset capital gains and, in the case of individuals, up to $3,000 of ordinary income per year. In the taxable period in which a unitholder sells its units, the unitholder may recognize ordinary income from our allocations of income and gain to the unitholder prior to the sale and from recapture items that generally cannot be offset by any capital loss recognized upon the sale of units.
Tax-exempt entities and non-U.S. persons face unique tax issues from owning our units that may result in adverse tax consequences to them.
Investment in our common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts ("IRAs") and non-U.S. persons, raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from U.S. federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons are subject to withholding taxes imposed at the highest effective tax rate applicable to such non-U.S. persons and each non-U.S. person will be required to file U.S. federal tax returns and pay tax on its share of our taxable income. Any tax exempt entity or a non-U.S. person, should consult its tax advisor before investing in our common units.
We treat each purchaser of our common units as having the same tax benefits without regard to the common units actually purchased. The IRS may challenge this treatment, which could adversely affect the value of our common units.
Because we cannot match transferors and transferees of our common units, we have adopted depreciation and amortization positions that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to our unitholders. It also could affect the timing of these tax benefits or the amount of gain from any sale of common units and could have a negative impact on the value of our units or result in audit adjustments to a unitholder's tax returns.
We generally prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.
We generally prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month (the "Allocation Date"), instead of on the basis of the date a particular unit is transferred. Similarly, we generally allocate certain depreciation of capital additions, gain or loss realized on a sale or other disposition of our assets and, in the discretion of our general partner, any other extraordinary item of income, gain, loss or deduction based upon ownership on the Allocation Date. Treasury Regulations allow a similar monthly simplifying convention but such regulations do not specifically authorize all aspects of our proration method. If the IRS were to challenge our proration method, we could be required to change the allocation of items of income, gain, loss and deduction among our unitholders.
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
The sale or exchange of 50% or more of our capital and profits interests during any twelve-month period will result in the termination of our partnership for federal income tax purposes.
We will be considered to have terminated as a partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. As of December 31 2016, Western indirectly owned 52.6% of the total interests in our capital and profits. Therefore, a transfer by Western of all or a portion of its interests in us could, in conjunction with the trading of common units held by the public, result in a termination of our partnership for federal income tax purposes. For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest will be counted only once. Our termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in our filing two tax returns for one calendar year and could result in a significant deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a calendar year, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in taxable income for the unitholder’s taxable year that includes our termination. Our termination would not affect our classification as a partnership for federal income tax purposes, but it would result in our being treated as a new partnership for U.S. federal income tax purposes following the termination. If we were treated as a new partnership, we would be required to make new tax elections and could be subject to penalties if we were unable to determine that a termination occurred. The IRS has announced a relief procedure whereby if a publicly traded partnership that has technically terminated requests and the IRS grants special relief, among other things, the partnership may be permitted to provide only a single Schedule K-1 to unitholders for the two short tax periods included in the year in which the termination occurs.
Our unitholders will likely be subject to state and income tax local taxes and return filing requirements in jurisdictions they do not live as a result of investing in our common units.
In addition to U.S. federal income taxes, our unitholders may be subject to other taxes, including foreign, state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own property now or in the future, even if they do not live in any of those jurisdictions. Our unitholders will likely be required to file foreign, state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those requirements.
We currently own assets in multiple states. Many of these states currently impose a personal income tax on individuals, corporations and other entities. As we make acquisitions or expand our business, we may own assets or conduct business in additional states that impose a personal income tax. It is our unitholder's responsibility to file all U.S. federal, state, local and foreign tax returns.

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

Unit Price and Cash Distributions
Our common units represent limited partner interests in us that entitle the holders to the rights and privileges specified in our partnership agreement. Our common units trade on the NYSE under the symbol "WNRL." As of December 31, 2016, Western and its subsidiaries owned 9,207,847 of our common units and 22,811,000 of our subordinated units that together constituted a 52.6% limited partner interest in us. As of December 31, 2016, Western and its subsidiaries also held 80,000 TexNew Mex Units. The public owns the remaining 28,866,477 common units. As of February 24, 2017, we had four holders of record of our common units. One subsidiary of Western holds all of our subordinated units and is the only holder of record of subordinated units.
The following table sets forth the range of the daily high and low sales prices per common unit and cash distributions to common and subordinated unitholders for the period presented:

Period	High	Low	Quarterly Cash Distribution per Unit	Distribution Date	Record Date
2016:
First quarter	$26.15	$17.35	$0.3925	2/26/2016	2/11/2016
Second quarter	26.58	21.12	0.4025	5/27/2016	5/13/2016
Third quarter	26.25	22.08	0.4125	8/26/2016	8/12/2016
Fourth quarter	24.52	18.85	0.4225	11/23/2016	11/7/2016
2015:
First quarter	$31.42	$25.40	$0.3325	2/23/2015	2/13/2015
Second quarter	32.70	27.67	0.3475	5/26/2015	5/15/2015
Third quarter	30.65	18.43	0.3650	8/24/2015	8/14/2015
Fourth quarter	26.94	18.48	0.3825	11/23/2015	11/13/2015
During the years ended December 31, 2016 and 2015, we made incentive distribution right payments of $4.4 million and $1.1 million, respectively, to our General Partner. We made no incentive distribution right payments to our General Partner prior to 2015. Refer to Note 14, Equity, for further information regarding incentive distribution rights.
Our ability to pay cash distributions is limited under the terms of our $500 million senior secured revolving credit facility ("Revolving Credit Facility") and the Indenture governing our Senior Notes and in part depends on our ability to satisfy certain financial covenants. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources - Revolving Credit Facility.
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
As defined in our partnership agreement, the subordination period will end on the first business day after we have earned and paid distributions of available cash of at least (1) $1.15 (the minimum quarterly distribution on an annualized basis) on each outstanding common and subordinated unit for each of three consecutive, non-overlapping four-quarter periods ending on or after September 30, 2016, or (2) $1.725 (150% of the annualized minimum quarterly distribution) on each outstanding common and subordinated unit and the related distributions on the incentive distribution rights for any four-quarter period ending on or after September 30, 2014, in each case provided there are no arrearages in the payment of the minimum quarterly distributions on our common units at that time.
On the first business day following the March 1, 2017 payment of the cash distribution attributable to the fourth quarter of 2016, the requirements for the conversion of all subordinated units into common units will be satisfied under the partnership agreement. As a result, the 22,811,000 subordinated units held by Western will convert into common units on a one-for-one basis and thereafter participate on terms equal with all other common units in distributions of available cash. The conversion of the subordinated units will not impact the amount of cash distributions paid by us or the total number of outstanding units.
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
Issuance of Additional Interests
On September 15, 2016, WNRL issued 628,224 of its common units to Western in connection with the assets acquired in the St. Paul Park Logistics Transaction.
On September 7, 2016, we entered into an underwriting agreement relating to the issuance and sale by the Partnership of 7,500,000 common units representing limited partner interests in the Partnership. The closing of the offering occurred on September 13, 2016. We also granted the underwriter an option to purchase additional common units on the same terms which was exercised in full and closed on September 30, 2016, for 1,125,000 additional common units. We used the net proceeds from this offering to repay the borrowings outstanding under our revolving credit facility and fund the cash portion of the purchase price for the St. Paul Logistics Transaction.
On May 16, 2016, we entered into an underwriting agreement relating to the issuance and sale by the Partnership of 3,750,000 common units representing limited partner interests in the Partnership. The closing of the offering occurred on May 20, 2016. We also granted the underwriters an option to purchase up to 562,500 additional common units on the same terms, which was exercised in full and closed on June 1, 2016. We used the net proceeds from this offering to repay a portion of the borrowings outstanding under our revolving credit facility.
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
The following tables set forth certain selected consolidated financial data as of and for each of the five years in the period ended December 31, 2016. See the section titled Explanatory Note on page 1 of this annual report for a detailed explanation of the series of transactions that led to our current, retrospectively adjusted, presentation of the Predecessor, WNRL Predecessor and WNRL.
The information presented below should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included in Item 8. Financial Statements and Supplementary Data.

	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012
					Predecessor
	(In thousands, except per unit data)
Statement of Operations Data
Total revenues (1)	$2,222,718	$2,599,867	$3,501,888	$3,407,128	$3,474,920
Total operating costs and expenses	2,152,623	2,544,073	3,466,281	3,454,156	3,525,408
Operating income (loss)	70,095	55,794	35,607	(47,028)	(50,488)

Net income (loss)	43,347	32,706	32,908	(47,295)	$(50,214)
Less net loss attributable to General Partner	(23,309)	(29,867)	(20,084)	(55,823)
Net income attributable to limited partners	$66,656	$62,573	$52,992	$8,528

Net income per limited partner unit:
Common - basic	$1.16	$1.31	$1.16	$0.19
Common - diluted	1.16	1.30	1.15	0.19
Subordinated - basic and diluted	1.21	1.30	1.15	0.19

Weighted average limited partner units outstanding:
Common - basic	29,979	24,084	23,059	22,811
Common - diluted	29,994	24,099	23,107	22,813
Subordinated - basic and diluted	22,811	22,811	22,811	22,811

Distribution per common and subordinated unit (2)	$1.6750	$1.4875	$1.2550	$0.2407

	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012
					Predecessor
	(In thousands)
Other Data
EBITDA (3)	$126,212	$106,662	$70,330	$11,598	$—
Distributable cash flow (3)	100,059	78,631	66,127	13,146	—
Balance Sheet Data (at end of period)
Cash and cash equivalents	$14,652	$44,605	$54,298	$84,004	$5
Property, plant and equipment, net	412,170	430,141	403,997	346,737	158,080
Total assets	580,854	610,222	602,564	478,624	185,462
Total debt	313,032	437,467	267,016	—	—
Total liabilities	482,530	570,632	412,303	14,062	6,480
Division equity	—	108,013	217,355	231,210	178,982
Partners' capital	98,324	(68,423)	(27,094)	233,352	—
Total liabilities, division equity and partners' capital	580,854	610,222	602,564	478,624	185,462

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
The calculation of EBITDA and Distributable Cash Flow includes the results of operations for the period subsequent to the Offering, the results of operations for the wholesale segment for the period subsequent to the Wholesale Acquisition, the results of the TexNew Mex Pipeline System subsequent to the TexNew Mex Pipeline Acquisition and the results of the St. Paul Park Logistics Assets subsequent to the St. Paul Park Logistics Transaction.
The following table reconciles net income attributable to limited partners to EBITDA and Distributable Cash Flow for the years ended December 31, 2016, 2015, 2014 and for the period from October 16, 2013 through December 31, 2013:

	Period Ended
	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013
	(In thousands)
Net income attributable to limited partners	$66,656	$62,573	$52,992	$8,528
Interest and debt expense	25,972	23,107	2,359	299
Provision for income taxes	706	47	459	95
Depreciation and amortization	32,878	20,935	14,520	2,676
EBITDA	126,212	106,662	70,330	11,598

Change in deferred revenues	9,002	3,351	4,190	2,589
Interest accruals	(25,312)	(21,836)	(1,837)	(190)
Income taxes paid	(415)	(456)	(1)	—
Maintenance capital expenditures	(9,428)	(9,562)	(6,555)	(851)
Distributions on TexNew Mex Units	—	(310)	—	—
Proceeds from asset sale to affiliate	—	782	—	—
Distributable cash flow	$100,059	$78,631	$66,127	$13,146

Minimum annual distribution	$63,447	$53,978	$52,802	$—

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

•	We did not record revenue related to the operations of the St. Paul Park Logistics Assets prior to the St. Paul Park Logistics Transaction on September 15, 2016.

•
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

Issuance of Additional Interests
On September 7, 2016, we entered into an underwriting agreement relating to the issuance and sale by the Partnership of 7,500,000 common units representing limited partner interests in the Partnership. The closing of the offering occurred on September 13, 2016. We also granted the underwriter an option to purchase additional common units on the same terms which was exercised in full and closed on September 30, 2016, for 1,125,000 additional common units. We used the net proceeds from this offering to repay the borrowings outstanding under our revolving credit facility and fund the cash portion of the purchase price for the St. Paul Logistics Transaction.
On May 16, 2016, we entered into an underwriting agreement relating to the issuance and sale by the Partnership of 3,750,000 common units representing limited partner interests in the Partnership. The closing of the offering occurred on May 20, 2016. We also granted the underwriter an option to purchase up to 562,500 additional common units on the same terms, which was exercised in full and closed on June 1, 2016. We used the net proceeds from this offering to repay a portion of the borrowings outstanding under our Revolving Credit Facility.

Critical Accounting Policies and Estimates
We prepare our financial statements in conformity with U.S. GAAP. Note 2, Summary of Accounting Policies, to our Consolidated Financial Statements contains a summary of our significant accounting policies. Certain amounts included in or affecting our consolidated financial statements and related disclosures must be estimated, requiring us to make certain assumptions with respect to values or conditions that cannot be known with certainty at the time our financial statements are prepared. These estimates and assumptions affect the amounts we report for our assets and liabilities, our revenues and expenses during the reporting period, and our disclosure of contingent assets and liabilities at the date of our financial statements.  We routinely evaluate these estimates, utilizing historical experience, consultation with experts and other methods we consider reasonable in the particular circumstances. Actual results may differ significantly from our estimates, and any effects on our financial condition, results of operations or cash flows resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

We believe that of our significant accounting policies, the following are noteworthy because they are based on estimates and assumptions that require complex and/or subjective assumptions by management that can materially impact reported results.
Historically, the refining industry has experienced significant fluctuations in operating results over an extended business cycle including changes in crack spreads and refining margins, changes in operating costs including natural gas and electricity and higher costs of complying with government regulations. It is reasonably possible that at some future downturn in refining operations that the assumptions used in our forecasts and projections used to determine impairment of long-live assets would significantly change, resulting in an impairment charge in the future. A prolonged, moderate decrease in our operating margins could potentially result in impairment to our long-live assets. Such impairment charges could be material in the period taken.
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
Wholesale Volumes and Margins. Revenues, earnings and cash flows from our wholesale business are primarily affected by sales volumes and margins for gasoline, diesel fuel and lubricants sold and crude oil and asphalt trucking volumes. We primarily use fuel margin per gallon and fuel gallons sold to evaluate the operating results of the wholesale segment. Our fuel margin per gallon is not generally correlated with changes in absolute price per gallon. Sales volumes of gasoline, diesel fuel and lubricants are affected primarily by demand and competition. Crude oil and asphalt trucking volumes can fluctuate based on local production, competition and demand. Refined product margins are equal to the sales price, net of discounts, less total cost of sales and are measured on a cents per gallon basis. Factors that influence margins include local supply, demand and competition, and the impact to margin of our commercial agreements with Western.
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

Results of Operations
A discussion and analysis of our consolidated and reportable segment financial data and key operating statistics for the three years ended December 31, 2016, is presented below.

Consolidated

	Year Ended
	December 31,
	2016	2015	2014
	(In thousands, except per unit data)
Revenues:
Fee based:
Affiliate	$223,124	$203,435	$176,372
Third-party	2,911	2,771	2,718
Sales based:
Affiliate	479,033	582,888	835,203
Third-party	1,517,650	1,810,773	2,487,595
Total revenues	2,222,718	2,599,867	3,501,888
Operating costs and expenses:
Cost of products sold:
Affiliate	468,935	573,264	871,751
Third-party	1,447,178	1,734,873	2,373,168
Operating and maintenance expenses	174,936	175,767	168,432
Selling, general and administrative expenses	23,386	25,063	23,839
Loss (gain) and impairments on disposal of assets, net	(1,054)	(278)	157
Depreciation and amortization	39,242	35,384	28,934
Total operating costs and expenses	2,152,623	2,544,073	3,466,281
Operating income	70,095	55,794	35,607
Other income (expense):
Interest income	—	—	4
Interest and debt expense	(25,972)	(23,107)	(2,374)
Other income (expense), net	(70)	66	130
Net income before income taxes	44,053	32,753	33,367
Provision for income taxes	(706)	(47)	(459)
Net income	43,347	32,706	32,908
Less net loss attributable to General Partner	(23,309)	(29,867)	(20,084)
Net income attributable to limited partners	$66,656	$62,573	$52,992

Net income per limited partner unit:
Common - basic	$1.16	$1.31	$1.16
Common - diluted	1.16	1.30	1.15
Subordinated - basic and diluted	1.21	1.30	1.15

Weighted average limited partner units outstanding:
Common - basic	29,979	24,084	23,059
Common - diluted	29,994	24,099	23,107
Subordinated - basic and diluted	22,811	22,811	22,811

Gross Margin
Gross margin is a non-GAAP performance measure that we calculate as total revenues, net of excise taxes, less cost of products sold, exclusive of depreciation and amortization. Gross margin is a non-GAAP performance measure that we believe is important to investors in evaluating our performance as a general indication of the amount above costs of products that we are able to sell our products.

	Year Ended
	December 31,
	2016	2015	2014
	(In thousands)
Total revenues	$2,222,718	$2,599,867	$3,501,888
Cost of products sold (exclusive of depreciation and amortization)	1,916,113	2,308,137	3,244,919
Gross margin	$306,605	$291,730	$256,969
Gross margin increased $14.9 million from 2015 to 2016. This increase was primarily due to increased fee based gross margin in our logistics segment of $17.2 million resulting from the St. Paul Park Logistics Acquisition in 2016. Also contributing to the increase was higher gross margin of $4.7 million period over period from new asphalt hauling activity by truck. Partially offsetting the gross margin increase were decreased wholesale fuel margins of $1.2 million, reduced crude oil trucking margin of $1.6 million and a $4.5 million decrease in margin from lubricant sales. Wholesale fuel sales revenue decreased due to overall pricing declines. The average price per gallon in 2016 was $1.51 compared to $1.80 for 2015.
Gross margin increased $34.8 million from 2014 to 2015. This increase was primarily due to increased fee based revenue in our logistics segment of $23.6 million resulting from increased pipeline utilization and increases to certain pipeline, terminal and other service fee rates over 2014 rates. Also contributing to the increase were higher wholesale fuel margins of $9.9 million and higher truck freight revenue from crude oil gathering activity in the Permian Basin area of $3.5 million. Sales based revenues decreased due to a lower average price per gallon sold by our wholesale segment in 2015 of $1.80 compared to $2.83 for 2014.
Operating and Maintenance Expenses
Operating and maintenance expenses decreased from 2015 to 2016 primarily due to a decrease in our wholesale segment ($2.7 million), partially offset by an increase in our logistics segment ($1.9 million).
Operating and maintenance expenses increased from 2014 to 2015 primarily due to an increase in our logistics segment ($5.7 million) and wholesale segment ($1.6 million).
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased from 2015 to 2016 primarily due to decreases in our wholesale segment and logistics segment of $1.3 million and $0.3 million, respectively.
The increase in selling, general and administrative expenses from 2014 to 2015 was primarily due to increases in our other category and logistics segment of $1.3 million and $0.6 million, partially offset by a decrease in our wholesale segment of $0.7 million. The increase in our other category is primarily due to increased corporate overhead related to the TexNew Mex Pipeline Acquisition ($1.6 million).
Depreciation and Amortization
The increase in depreciation and amortization from 2015 to 2016 was primarily due to the ongoing expansion of our Delaware Basin and Four Corners logistics systems.
The increase in depreciation and amortization from 2014 to 2015 was primarily due to TexNew Mex Pipeline depreciation, the ongoing expansion of our Delaware Basin and Four Corners logistics systems and the expansion of our truck fleet.
Interest Expense
The increase in interest expense from 2015 to 2016 was attributable to interest incurred from our issuance of $300.0 million of the WNRL 2023 Senior Notes during the first quarter of 2015 and higher borrowings under our Revolving Credit Facility during the current period.
The increase in interest expense from 2014 to 2015 was due to the issuance of the $300 million WNRL 2023 Senior Notes and borrowings of $145 million under our Revolving Credit Facility during 2015.

Logistics Segment

	Year Ended
	December 31,
	2016	2015	2014
	(In thousands, except key operating statistics)
Statement of Operations Data:
Fee based revenues:
Affiliate	$178,600	$161,536	$137,986
Third-party	2,911	2,771	2,718
Total revenues	181,511	164,307	140,704
Operating costs and expenses:
Operating and maintenance expenses	101,328	99,430	93,710
General and administrative expenses	2,627	2,953	2,359
Loss (gain) and impairments on disposal of assets, net	(17)	146	262
Depreciation and amortization	33,710	30,898	25,041
Total operating costs and expenses	137,648	133,427	121,372
Operating income	$43,863	$30,880	$19,332
Key Operating Statistics:
Pipeline and gathering (bpd):
Mainline movements (1):
Permian/Delaware Basin system	51,805	47,368	24,644
TexNew Mex system	9,543	12,302	—
Four Corners system	53,204	56,079	45,232
Gathering (truck offloading):
Permian/Delaware Basin system	17,662	23,617	24,166
Four Corners system	10,464	13,438	11,550
Pipeline Gathering and Injection system:
Permian/Delaware Basin system	12,295	5,861	1,525
TexNew Mex system	1,354	—	—
Four Corners system	25,052	24,490	19,943
Tank storage capacity (bbls) (2)	898,307	669,356	598,057
Terminalling, transportation and storage:
Shipments into and out of storage (bpd) (includes asphalt)	441,865	391,842	381,371
Terminal storage capacity (bbls) (2)	8,564,061	7,447,391	7,356,348

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
Fee Based Revenues
We generate our logistics revenues from third-party contracts and commercial agreements with Western. On July 1, 2016, we decreased certain pipeline, terminal and other service fee rates with such decreases averaging 3.0% for terminal, storage and gathering activities and 2.0% for crude oil pipeline shipments based on decreases in the Producer Price Index stipulated in our commercial agreements with Western. Despite decreased rates, our fee based revenues increased slightly by $0.2 million from 2015 to 2016 based on several contributing factors throughout our operating regions.
Our Permian Basin assets increased overall volumes by 4,437 bpd compared to 2015, resulting in increased fees of $2.0 million. Our Four Corners system volumes were down slightly, by 2,875 bpd, but current period volumes included movements on newly constructed, higher capacity pipelines that receive higher regulatory tariffs than did comparable pipeline deliveries in 2015. These redirected volumes resulted in a $2.0 million increase in Four Corners fees period over period. Our TexNew Mex Pipeline System, which commenced operations in April 2015, generated a full year of 2016 fees, resulting in a

$3.4 million increase. Our St. Paul Park Logistics Assets that we acquired on September 15, 2016, generated $13.6 million in new fee based revenue during 2016. Prior to acquiring the St. Paul Park Logistics Assets, they did not generate revenue. Offsetting these increases were decreased terminalling fees and additive revenue of $3.4 million and $2.0 million, respectively, period over period.
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
Operating and Maintenance Expenses
Operating and maintenance expenses increased from 2015 to 2016 primarily due to increased employee expenses ($3.9 million), outside support services ($3.0 million) due to in-line inspections of certain pipeline segments and various tank repairs, property taxes ($1.3 million) and electricity utility expense ($0.7 million). Partially offsetting these increases were decreased operating materials and supplies ($4.6 million), chemicals and energy expense ($1.3 million), allocated expenses ($0.6 million) and right of way expenses ($0.5 million).
Operating and maintenance expenses increased from 2014 to 2015 primarily due to increased employee expenses ($4.0 million) and maintenance expense ($3.9 million), partially offset by decreased operating materials and supplies ($1.6 million) and outside support services ($0.9 million).
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
Depreciation and Amortization
Depreciation increased due to TexNew Mex Pipeline depreciation and the ongoing expansion of our Delaware Basin and Four Corners logistics systems.

Wholesale Segment

	Year Ended
	December 31,
	2016	2015	2014
	(In thousands, except key operating statistics)
Statement of Operations Data:
Fee based revenues (1):
Affiliate	$44,524	$41,899	$38,386
Sales based revenues (1):
Affiliate	479,033	582,888	835,203
Third party	1,517,650	1,810,773	2,487,595
Total revenues	2,041,207	2,435,560	3,361,184
Operating costs and expenses:
Cost of products sold:
Affiliate	468,935	573,264	871,751
Third-party	1,447,178	1,734,873	2,373,168
Operating and maintenance expenses	73,608	76,337	74,722
Selling, general and administrative expenses	7,607	8,865	9,521
Gain and impairments on disposal of assets, net	(1,037)	(424)	(105)
Depreciation and amortization	5,532	4,486	3,893
Total operating costs and expenses	2,001,823	2,397,401	3,332,950
Operating income	$39,384	$38,159	$28,234
Key Operating Statistics:
Fuel gallons sold (in thousands)	1,258,027	1,237,994	1,147,860
Fuel gallons sold to retail (included in fuel gallons sold, above) (in thousands)	332,214	314,604	268,148
Fuel margin per gallon (2)	$0.028	$0.030	$0.022
Lubricant gallons sold (in thousands)	6,787	11,697	12,082
Lubricant margin per gallon (3)	$0.85	$0.73	$0.86
Asphalt trucking volume (bpd)	4,727	—	—
Crude oil trucking volume (bpd)	38,582	45,337	36,314
Average crude oil revenue per barrel	$2.16	$2.53	$2.90

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

Gross Margin
Gross margin is a non-GAAP performance measure that we calculate as total revenues, net of excise taxes, less cost of products sold, exclusive of depreciation and amortization. Gross margin is a non-GAAP performance measure that we believe is important to investors in evaluating our segment's performance as a general indication of the amount above costs of products that we are able to sell our products.

	Year Ended
	December 31,
	2016	2015	2014
	(In thousands)
Total revenues	$2,041,207	$2,435,560	$3,361,184
Cost of products sold (exclusive of depreciation and amortization)	1,916,113	2,308,137	3,244,919
Gross margin	$125,094	$127,423	$116,265
We primarily use fuel margin per gallon and fuel gallons sold to evaluate the operating results of the wholesale segment. We believe this metric is more useful to investors than utilizing the absolute price per gallon and cost of product sold since fuel prices can be volatile and our fuel margin per gallon is not generally correlated with changes in absolute price per gallon. Wholesale gross margin decreased $2.3 million for 2016 compared to 2015. Fuel margins accounted for $1.2 million of this decrease primarily due to a per gallon decrease in fuel margins of $0.002, partially offset by a 20.0 million gallon increase in total fuel sales. Decreased gross margin of $1.6 million associated with crude oil gathering activity by truck and a $4.5 million decrease in margin from lubricant sales also contributed to the decreased gross margin, partially offset by increased gross margin of $4.7 million period over period from new asphalt hauling activity by truck.
Wholesale gross margin increased $11.2 million from 2014 to 2015. Fuel margins accounted for $9.9 million of this increase primarily due to a per gallon increase in fuel margins of $0.008 combined with a 90.1 million gallon increase in total fuel sales. Increased gross margin of $3.5 million period over period from crude oil gathering activity by truck also contributed to the increased gross margin, offset by a $1.6 million decrease in gross margin from lubricant sales.
Operating and Maintenance Expenses
Operating and maintenance expenses decreased from 2015 to 2016 due to decreased fuel expense for our truck fleet ($1.0 million), lower employee expense ($0.9 million) due to the sale of assets related to lubricant sales activities in California, decreased maintenance expense ($0.3 million) and decreased insurance expense ($0.2 million).
Operating and maintenance expenses increased from 2014 to 2015 as a the result of higher employee expense ($3.9 million) from increased headcount primarily to staff the additions to our truck fleet, increased lease expense ($0.5 million), increased taxes due to vehicle registration ($0.2 million) and increased outside support services ($0.2 million) partially offset by decreased fuel expense for our truck fleet ($3.6 million).
Gain and Impairments on Disposal of Assets, Net
The increase in gain and impairments on disposal of assets, net was primarily due to the sale of assets related to our lubricant sales activities in California during the current period.
Depreciation and Amortization
The increase in depreciation and amortization from 2015 to 2016 was primarily due to a change in the useful life pertaining to certain of our transportation assets during 2016.
The increase in depreciation and amortization from 2014 to 2015 was primarily due to the addition of crude oil tanker trailers during the latter half of 2014.
Liquidity and Capital Resources
We maintain bank accounts separate from Western, but Western continues to provide treasury services on our general partner’s behalf under our omnibus agreement. Western retained the working capital of the WNRL Predecessor generated prior to the Offering, those of WRW prior to the Wholesale Acquisition, those of the TexNew Mex Pipeline System prior to the TexNew Mex Pipeline Acquisition and those of the St. Paul Park Logistics Assets prior to the St. Paul Park Logistics Transaction, as these balances represented assets and liabilities related to the Predecessor’s assets.
As of December 31, 2016, we had cash and cash equivalents of $14.7 million. Our sources of liquidity include cash generated from operations, borrowings under our Revolving Credit Facility and the issuance of equity or debt securities.

On September 15, 2016, we purchased the St. Paul Park Logistics Assets for $195.0 million and 628,224 common units. We funded the cash portion of the consideration through a combination of $20.3 million in direct borrowings under our Revolving Credit Facility and $174.7 million of cash on hand primarily generated from a September 2016 equity offering of 8,625,000 common units for $185.3 million.
On May 16, 2016, we entered into an underwriting agreement relating to the issuance and sale by the Partnership of 3,750,000 common units representing limited partner interests in the Partnership. The closing of the offering occurred on May 20, 2016. We also granted the underwriters an option to purchase up to 562,500 additional common units on the same terms, which was exercised in full and closed on June 1, 2016. We generated $92.5 million from this equity offering.
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
At December 31, 2016, the Revolving Credit Facility had availability of $479.0 million, net of $20.3 million in direct borrowings and $0.7 million in outstanding letters of credit. Our Revolving Credit Facility and the indenture governing our WNRL 2023 Senior Notes both contain covenants that limit or restrict our ability to make cash distributions. Under our Revolving Credit Facility, we are permitted to make cash distributions to our equity holders, including our general partner, but only up to the amount of available cash under our partnership agreement and so long as no default exists or will be caused by such distributions. Under the Revolving Credit Facility, we are also required to maintain certain financial ratios, each tested on a quarterly basis for the immediately preceding four quarter period. The indenture governing the WNRL 2023 Senior Notes also prohibits us from making cash distributions to our equity holders, unless no default has occurred or will be caused by such distributions and such distributions are less than the cap amount prescribed in the indenture. See Note 13, Debt, in the Notes to Consolidated Financial Statements for further discussion on our Revolving Credit Facility and WNRL 2023 Senior Notes.
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
During the years ended December 31, 2016 and 2015, we made incentive distribution right payments of $4.4 million and $1.1 million, respectively, to our General Partner. We made no incentive distribution right payments to our General Partner prior to 2015. Refer to Note 14, Equity, in the Notes to Consolidated Financial Statements for further information regarding incentive distribution rights.
The table below summarizes our 2016 quarterly distribution declarations, payments and scheduled payments through December 31, 2016:

Declaration Date	Record Date	Payment Date	Distribution per Common and Subordinated Unit
February 1	February 11	February 26	$0.3925
April 25	May 13	May 27	0.4025
July 26	August 12	August 26	0.4125
October 24	November 7	November 23	0.4225
			$1.6300
On January 31, 2017, our general partner's board of directors declared a quarterly cash distribution of $0.4375 per unit for the fourth quarter of 2016. We will pay the distribution on March 1, 2017 to all unitholders of record at the close of market on February 13, 2017.

Cash Flows
The following table sets forth our cash flows for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Net cash provided by operating activities	$108,180	$72,546	$89,365
Net cash used in investing activities	(25,005)	(67,119)	(79,232)
Net cash used in financing activities	(113,128)	(15,120)	(39,839)
Net change in cash and cash equivalents	$(29,953)	$(9,693)	$(29,706)
The increase in net cash from operating activities from 2015 to 2016 was primarily the result of the increase in net income as discussed above offset by changes in our working capital as disclosed in our Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015. The change in trade accounts receivables was due to higher wholesale sales volumes during the current year and a change in affiliate accounts payable and accrued liabilities attributable to the St. Paul Park Logistics Transaction. Cash flows provided by operating activities for the year ended December 31, 2016, combined with the issuance of common units of $277.8 million and borrowings from our Revolving Credit Facility of $54.4 million were primarily used to fund the St. Paul Park Logistics Transaction, repay borrowings under our Revolving Credit Facility, make distributions to unitholders and fund capital expenditures and operating costs.
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
The following table presents the total annual expenditures by segment for the last three years:

	2016	2015	2014
	(In thousands)
Logistics (1)	$27,894	$61,204	$71,470
Wholesale (2)	2,414	6,421	7,868
Total	$30,308	$67,625	$79,338

(1)
Capital expenditures in our logistics segment relate to logistics assets acquired from Western and from third parties along with the construction of certain logistics assets in each respective year reported.

The following table summarizes the budgeted spending allocation between maintenance and discretionary projects for 2017:

	Logistics	Wholesale	Total
	(In thousands)
Maintenance and regulatory	$13,600	$2,000	$15,600
Discretionary	27,000	—	27,000
Total	$40,600	$2,000	$42,600

Contractual Obligations
Information regarding our contractual obligations of the types described below as of December 31, 2016, is set forth in the following table:

	Payments Due by Period
	Totals	2017	2018 and 2019	2020 and 2021	2022 and Beyond
	(In thousands)
Long-term debt obligations (1)	$478,910	$29,388	$70,772	$45,000	$333,750
Operating lease obligations	15,653	7,289	6,944	1,051	369
Purchase obligations (2)	13,323,104	1,710,493	3,420,987	3,420,987	4,770,637
Total obligations	$13,817,667	$1,747,170	$3,498,703	$3,467,038	$5,104,756

(1)
Includes minimum principal payments and interest calculated using interest rates at December 31, 2016. See Note 13, Debt in the Notes to Consolidated Financial Statements included in this annual report.

(2)
Purchase obligations include agreements to buy a minimum volume per day of refined products from Western. We multiplied the minimum contract volumes by market pricing for gasoline, diesel fuel and feedstocks at December 31, 2016, to estimate the value of these commitments. See Note 21, Related Party Transactions in the Notes to Consolidated Financial Statements included in this annual report.

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
In July 2016, the United States Court of Appeals for the District of Columbia Circuit issued its opinion in United Airlines, Inc., et al. v. FERC, finding that FERC had acted arbitrarily and capriciously when it failed to demonstrate that permitting an interstate petroleum products pipeline organized as a limited partnership to include an income tax allowance in the cost of service underlying its rates in addition to the discounted cash flow return on equity would not result in the pipeline partnership owners double-recovering their income taxes. The court vacated FERC’s order and remanded to FERC to consider mechanisms for demonstrating that there is no double recovery as a result of the income tax allowance. On December 15, 2016, FERC issued a Notice of Inquiry requesting energy industry input on how FERC should address income tax allowances in cost-based rates proposed by pipeline companies organized as part of a master limited partnership. FERC’s current policy on income tax allowance permits an income tax allowance in cost-based rates proposed by such pipeline companies to the extent the pipeline companies can show an actual or potential income tax liability to be paid on income generated by the companies’ FERC-regulated assets. FERC issued the Notice of Inquiry in response to the remand from the U.S. Court of Appeals for the D.C.

Circuit in United Airlines, Inc., et al. v. FERC. We cannot predict whether FERC will successfully justify its conclusion that there is no double recovery of taxes by the oil pipeline when FERC granted the pipeline a tax allowance in its cost-based rates and at the same time set a return on equity underlying the cost-based rates on a pre-tax basis or whether FERC will modify its current policy on income tax allowances for pipeline companies organized as part of a master limited partnership. However, any modification that reduces or eliminates an income tax allowance for pipeline companies organized as a part of a master limited partnership could result in an adverse impact on our revenues associated with the transportation services we provide pursuant to cost-based rates.
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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of loss arising from adverse changes in interest rates, exchange rates and commodity prices. We currently operate only in the United States and are therefore not exposed to foreign currency exchange rate risk. We have minimal direct exposure to risks associated with fluctuating commodity prices as it relates to our logistics business. We do not own the refined product or crude oil that is shipped through our pipelines, distributed through our terminals or held in our logistics storage facilities. Certain of our pipeline tariffs include a contractual loss allowance, calculated as a percentage of throughput volume multiplied by the quoted market price of the commodity being shipped. This loss allowance, which comprised 1.5%, 1.7% and 3.4% of total logistics revenues for the years ended December 31, 2016, 2015 and 2014, respectively, is more volatile than tariffs and terminalling fees, as it depends on and fluctuates with commodity prices. We do not mitigate this risk to our revenues by hedging this commodity price exposure. Our commercial logistics agreements with Western are indexed for inflation and are designed to substantially mitigate our exposure to increases in additive prices and the cost of other supplies used in our logistics business. We do not hedge our exposure to commodity risk related to imbalance gains and losses or other supply costs.

We carry wholesale refined product and lubricant inventories on our balance sheet for the period from the time of purchase of the motor fuels and lubricants from Western and third-party suppliers to our sales to industry, wholesale and retail customers. During this period we are exposed to commodity price risk as it relates to motor fuel and lubricant price fluctuations. We hold fuel inventories for the time in transport from the products terminal to the customer location, typically less than a day. We hold lubricant inventories on average between one and two months. With these inventory holding periods, we believe market volatility will generally have minimal impact on our results of operations. We currently do not hedge against this commodity price risk. As of December 31, 2016, we had $10.1 million of lubricants and refined product inventory. A 1.0% change in the related commodity pricing would not have had a significant impact on our results of operations or cash flows.
Debt that we incur under our Revolving Credit Facility bears interest at a variable rate and exposes us to interest rate risk. At December 31, 2016, we had $20.3 million outstanding in variable interest debt. If interest rates were to increase by 1%, annual interest expense would increase $0.2 million, assuming the same principal amount remained outstanding during the year. Unless interest rates increase significantly in the future, our exposure to interest rate risk is minimal. We may use certain derivative instruments to hedge our exposure to variable interest rates. We do not currently have any hedges or forward contracts in place.

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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control-Integrated Framework. Based on its assessment, our management believes that, as of December 31, 2016, our internal control over financial reporting is effective based on those criteria.
Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on our internal control over financial reporting. This report appears on page 66 of this annual report.

Report of Independent Registered Public Accounting Firm

The Board of Directors of Western Refining Logistics, GP LLC and
Unitholders of Western Refining Logistics, LP
El Paso, Texas

We have audited the internal control over financial reporting of Western Refining Logistics, LP and subsidiaries (the "Company") as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management's Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2016 of the Company and our report dated March 1, 2017 expressed an unqualified opinion on those financial statements and included an explanatory paragraph relating to the St. Paul Park Logistics Transaction, which represented a transfer of assets between entities under common control resulting in the consolidated financial statements being retrospectively adjusted to present results as if the related assets had been owned historically.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona
March 1, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors of Western Refining Logistics, GP LLC and
Unitholders of Western Refining Logistics, LP
El Paso, Texas

We have audited the accompanying consolidated balance sheets of Western Refining Logistics, LP and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in partners’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Western Refining Logistics, LP and subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, on September 15, 2016 the Company acquired certain terminalling, transportation and storage assets from Western Refining Inc. ("St. Paul Park Logistics Transaction"). As the St. Paul Park Logistics Transaction represented the transfer of assets between entities under common control, the consolidated financial statements have been retrospectively adjusted to present results as if the related assets had been owned historically.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona
March 1, 2017

WESTERN REFINING LOGISTICS, LP
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$14,652	$44,605
Accounts receivable, net:
Affiliate	48,798	44,014
Third-party, net of a reserve for doubtful accounts of $132 and $106, respectively	65,240	55,053
Inventories	68	15,200
Prepaid expenses	6,421	4,133
Other current assets	6,403	5,943
Assets held for sale	17,354	—
Total current assets	158,936	168,948
Property, plant and equipment, net	412,170	430,141
Intangible assets, net	6,515	7,757
Other assets	3,233	3,376
Total assets	$580,854	$610,222
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Affiliate	$120,063	$92,031
Third-party	9,186	10,501
Accrued liabilities	39,599	30,624
Total current liabilities	168,848	133,156
Long-term liabilities:
Long-term debt, less current portion	313,032	437,467
Deferred income tax liability, net	641	—
Other liabilities	9	9
Total long-term liabilities	313,682	437,476
Commitments and contingencies
Equity:
Division equity	—	108,013
General Partner	(5,532)	(1,085)
TexNew Mex unitholders (80,000 units issued and outstanding)	(310)	(310)
Common unitholders - Public (28,866,477 and 15,866,761 units issued and outstanding, respectively)	600,100	327,351
Common unitholders - Western (9,207,847 and 8,579,623 units issued and outstanding, respectively)	(132,802)	(105,090)
Subordinated unitholders - Western (22,811,000 units issued and outstanding)	(363,132)	(289,289)
Total equity	98,324	39,590
Total liabilities and equity	$580,854	$610,222

Prior-period financial information has been retrospectively adjusted for the St. Paul Park Logistics Transaction.
The accompanying notes are an integral part of these consolidated financial statements

WESTERN REFINING LOGISTICS, LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)

	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Revenues:
Fee based:
Affiliate	$223,124	$203,435	$176,372
Third-party	2,911	2,771	2,718
Sales based:
Affiliate	479,033	582,888	835,203
Third-party	1,517,650	1,810,773	2,487,595
Total revenues	2,222,718	2,599,867	3,501,888
Operating costs and expenses:
Cost of products sold:
Affiliate	468,935	573,264	871,751
Third-party	1,447,178	1,734,873	2,373,168
Operating and maintenance expenses	174,936	175,767	168,432
Selling, general and administrative expenses	23,386	25,063	23,839
Loss (gain) and impairments on disposal of assets, net	(1,054)	(278)	157
Depreciation and amortization	39,242	35,384	28,934
Total operating costs and expenses	2,152,623	2,544,073	3,466,281
Operating income	70,095	55,794	35,607
Other income (expense):
Interest income	—	—	4
Interest and debt expense	(25,972)	(23,107)	(2,374)
Other income (expense), net	(70)	66	130
Net income before income taxes	44,053	32,753	33,367
Provision for income taxes	(706)	(47)	(459)
Net income	43,347	32,706	32,908
Less net loss attributable to General Partner	(23,309)	(29,867)	(20,084)
Net income attributable to limited partners	$66,656	$62,573	$52,992

Net income per limited partner unit:
Common - basic	$1.16	$1.31	$1.16
Common - diluted	1.16	1.30	1.15
Subordinated - basic and diluted	1.21	1.30	1.15

Weighted average limited partner units outstanding:
Common - basic	29,979	24,084	23,059
Common - diluted	29,994	24,099	23,107
Subordinated - basic and diluted	22,811	22,811	22,811

Cash distributions declared per common unit	$1.6300	$1.4275	$1.1632

Prior-period financial information has been retrospectively adjusted for the St. Paul Park Logistics Transaction.
The accompanying notes are an integral part of these consolidated financial statements

WESTERN REFINING LOGISTICS, LP
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
(In thousands)

		Partnership
	Division	General	TexNew	Common	Common	Subordinated
	Equity	Partner	Mex	Public	Western	Western	Total
Balance at December 31, 2013	$231,210	$—	$—	$326,151	$(33,174)	$(59,625)	$464,562
Net loss attributable to General Partner	(20,084)	—	—	—	—	—	(20,084)
Contributions from Predecessor affiliate	64,597	—	—	—	—	—	64,597
Allocation of net investment of Wholesale Acquisition	(60,870)	—	—	—	14,291	46,579	—
Consideration paid for Wholesale Acquisition	—	—	—	—	(75,128)	(244,872)	(320,000)
Offering costs	—	—	—	66	—	—	66
Unit-based compensation	—	—	—	1,564	—	—	1,564
Distributions to partners declared of $1.1632 per unit	—	—	—	(18,394)	(8,508)	(26,534)	(53,436)
Net income attributable to partners	—	—	—	18,205	8,525	26,262	52,992
Other	2,502	—	—	—	(589)	(1,913)	—
Balance at December 31, 2014	217,355	—	—	327,592	(94,583)	(260,103)	190,261
Net loss attributable to General Partner	(29,867)	—	—	—	—	—	(29,867)
Contributions from Predecessor affiliate	53,784	—	—	—	—	—	53,784
Allocation of net investment of TexNew Mex Acquisition	(133,259)	—	—	—	35,105	98,154	—
Consideration paid for TexNew Mex Acquisition	—	—	—	—	(44,785)	(125,215)	(170,000)
Unit-based compensation	—	—	—	1,454	—	—	1,454
Distributions to partners declared of $1.4275 per unit	—	(1,085)	—	(22,629)	(11,807)	(32,563)	(68,084)
Distributions to TexNew Mex unitholders	—	—	(310)	—	—	—	(310)
Net income attributable to partners	—	—	—	21,155	10,980	30,438	62,573
Other	—	—	—	(221)	—	—	(221)
Balance at December 31, 2015	108,013	(1,085)	(310)	327,351	(105,090)	(289,289)	39,590
Net loss attributable to General Partner	(23,309)	—	—	—	—	—	(23,309)
Contributions from Predecessor affiliate	20,092	—	—	—	—	—	20,092
Allocation of net investment of St. Paul Park Logistics Transaction	(104,796)	—	—	—	28,643	76,153	—
Consideration paid for St. Paul Park Logistics Transaction	—	—	—	—	(53,235)	(141,765)	(195,000)
Issuance of common units	—	—	—	277,751	—	—	277,751
Offering costs for issuance of common units	—	—	—	(655)	—	—	(655)
Unit-based compensation	—	—	—	2,111	—	—	2,111
Distributions to partners declared of $1.6300 per unit	—	(4,447)	—	(33,203)	(14,250)	(37,182)	(89,082)
Net income attributable to limited partners	—	—	—	26,745	11,081	28,830	66,656
Other	—	—	—	—	49	121	170
Balance at December 31, 2016	$—	$(5,532)	$(310)	$600,100	$(132,802)	$(363,132)	$98,324

Prior-period financial information has been retrospectively adjusted for the St. Paul Park Logistics Transaction.
The accompanying notes are an integral part of these consolidated financial statements

WESTERN REFINING LOGISTICS, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$43,347	$32,706	$32,908
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,242	35,384	28,934
Reserve for doubtful accounts	26	(1)	88
Amortization of loan fees	1,556	1,271	523
Unit-based compensation expense	2,659	2,000	1,564
Deferred income taxes	641	—	—
Loss (gain) and impairments on disposal of assets, net	(1,054)	(278)	157
Changes in operating assets and liabilities:
Accounts receivable - Third-party	(10,213)	(267)	(54,377)
Accounts receivable - Affiliate	(4,615)	8,042	(40,625)
Inventories	5,056	(717)	1,799
Prepaid expenses	(2,288)	4,143	(1,466)
Other assets	(660)	(2,770)	(3,507)
Accounts payable and accrued liabilities	34,483	(6,976)	123,372
Other long-term liabilities	—	9	(5)
Net cash provided by operating activities	108,180	72,546	89,365
Cash flows from investing activities:
Capital expenditures	(30,308)	(67,625)	(79,338)
Proceeds from sale of assets	5,303	506	106
Net cash used in investing activities	(25,005)	(67,119)	(79,232)
Cash flows from financing activities:
Additions to long-term debt	—	300,000	—
Borrowings on revolving credit facility	54,400	145,000	269,000
Payments on revolving credit facility	(179,100)	(269,000)	—
Proceeds from issuance of common units	277,751	—	—
Offering costs for issuance of common units	(655)	—	—
Quarterly distribution to Western	(56,189)	(45,455)	(35,042)
Quarterly distribution to common unitholders - public	(33,203)	(22,629)	(18,394)
Deferred financing costs	(1,224)	(6,820)	—
Contributions from affiliate	20,092	53,784	64,597
Distribution to Western due to acquisitions	(195,000)	(170,000)	(320,000)
Net cash used in financing activities	(113,128)	(15,120)	(39,839)
Net change in cash and cash equivalents	(29,953)	(9,693)	(29,706)
Cash and cash equivalents at beginning of year	44,605	54,298	84,004
Cash and cash equivalents at end of year	$14,652	$44,605	$54,298

Prior-period financial information has been retrospectively adjusted for the St. Paul Park Logistics Transaction.
The accompanying notes are an integral part of these consolidated financial statements

WESTERN REFINING LOGISTICS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation
Western Refining Logistics, LP ("WNRL" or the "Partnership") is a Delaware limited partnership formed in July 2013 by Western Refining Logistics GP, LLC ("WRGP" or the "General Partner"), our general partner. WRGP is owned 100% by Western Refining, Inc. ("Western") and holds all of the non-economic general partner interests in WNRL. On October 16, 2013, we completed our initial public offering (the "Offering") of 15,812,500 common units representing limited partner interests. In exchange for the assets contributed, Western received 6,998,500 common units and 22,811,000 subordinated units, all of WNRL's incentive distribution rights and an aggregate cash distribution of $244.9 million to certain of Western's wholly-owned subsidiaries.
WNRL is principally a fee-based growth-oriented partnership that was formed to own, operate, develop and acquire logistics and related assets and businesses to include terminals, storage tanks, pipelines and other logistics assets related to the terminalling, transportation, storage and distribution of crude oil and refined products. WNRL's assets include 705 miles of pipelines, approximately 12.4 million barrels of active storage capacity, distribution of wholesale petroleum products and crude oil trucking.
On November 16, 2016, Western entered into an Agreement and Plan of Merger (the “Tesoro Merger Agreement”) with Tesoro Corporation, a Delaware corporation (“Tesoro”), Tahoe Merger Sub 1, Inc., a Delaware corporation and wholly-owned subsidiary of Tesoro (“Merger Sub 1”), and Tahoe Merger Sub 2, LLC, a Delaware limited liability company and wholly owned subsidiary of Tesoro ("Merger Sub 2"), pursuant to which Merger Sub 1 will merge with and into Western (the “First Tesoro Merger,” and, if a second merger election as discussed below is not made, the “Tesoro Merger”), with Western surviving the First Tesoro Merger as a wholly-owned subsidiary of Tesoro. The Tesoro Merger Agreement permits either Western or Tesoro, for tax considerations, to require the surviving corporation of the First Tesoro Merger be merged with and into Merger Sub 2 immediately following the effective time of the First Tesoro Merger, with Merger Sub 2 being the surviving company from the second merger (the “Second Tesoro Merger,” and if the second merger election is made, collectively with the First Tesoro Merger, the “Tesoro Merger”). We will continue as a public entity and our debt will remain outstanding following the completion of the Tesoro Merger.
On September 15, 2016, WNRL acquired certain terminalling, transportation and storage assets from a wholly-owned subsidiary of Western consisting of the Cottage Grove tank farm and certain terminals, storage assets, pipelines and other logistics assets located at Western's St. Paul Park refinery ("St. Paul Park Logistics Assets"). The St. Paul Park Logistics Assets primarily receive, store and distribute crude oil, feedstock and refined products associated with Western's St. Paul Park refinery. We acquired the St. Paul Park Logistics Assets from Western in exchange for $195 million in cash and 628,224 common units representing limited partner interests in WNRL. We refer to this transaction as the "St. Paul Park Logistics Transaction." This transaction was between entities under common control. See Note 3, Acquisitions, for further discussion.
On October 30, 2015, WNRL acquired a segment of the TexNew Mex Pipeline system from Western that currently extends from our crude oil station in Star Lake, New Mexico, in the Four Corners region to our T station in Eddy County, New Mexico (the "TexNew Mex Pipeline System"). We also acquired an 80,000 barrel crude oil storage tank located at our crude oil pumping station in Star Lake, New Mexico and certain other related assets ("TexNew Mex Pipeline Acquisition"). We acquired these assets in exchange for $170 million in cash, 421,031 common units representing limited partner interests in WNRL and 80,000 units of a newly created class of limited partner interests in WNRL, referred to as the "TexNew Mex Units." This purchase was between entities under common control. See Note 3, Acquisitions, for further discussion.
On October 15, 2014, WNRL purchased from Western all of the outstanding limited liability company interests of Western Refining Wholesale, LLC ("WRW") for $320 million in cash and 1,160,092 common units (the "Wholesale Acquisition"). This purchase transferred substantially all of WRW's operations from Western to WNRL, constituting the purchase of a business between entities under common control. See Note 3, Acquisitions, for further discussion.
The financial statements presented in this Annual Report on Form 10-K have been retrospectively adjusted to include the combined financial results of the St. Paul Park Logistics Assets prior to September 15, 2016, the TexNew Mex Pipeline System prior to October 30, 2015 and the WRW assets prior to October 15, 2014. The historical operations of the St. Paul Park Logistics Assets prior to the St. Paul Park Logistics Transaction generally recorded operating costs and other expenses associated with storage and terminalling services and recorded no revenue. For periods subsequent to the St. Paul Park Logistics Transaction, the results of operations for the St. Paul Park Logistics Assets will reflect revenues based on contractual rates set forth in our commercial agreements with Western. See Note 21, Related Party Transactions, for further discussion.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our operations include two business segments: the logistics segment and the wholesale segment. See Note 4, Segment Information, for further discussion of our segments.
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for financial information and with the instructions to Form 10-K. We have not reported comprehensive income due to the absence of items of other comprehensive income or loss during the periods presented.
2. Summary of Accounting Policies
Common Control Transactions
Businesses acquired from Western and its subsidiaries are accounted for as common control transactions whereby the net assets acquired are combined with ours at their historical costs. Any recognized consideration transferred in such a transaction that exceeds or is below the carrying value of the net assets acquired is treated as a capital distribution or contribution to/from our General Partner, as applicable. If the carrying value of the net assets acquired exceeds any recognized consideration transferred including, if applicable, the fair value of any limited partner units issued, then that excess is treated as a capital contribution from our General Partner. To the extent that such transactions require prior periods to be recast, historical net equity amounts prior to the transaction date are reflected in “Division Equity.”
As defined in our partnership agreement, the subordination period ends on the first business day after we have earned and paid distributions of available cash of at least (1) $1.15 (the minimum quarterly distribution on an annualized basis) on each outstanding common and subordinated unit for each of three consecutive, non-overlapping four-quarter periods ending on or after September 30, 2016, or (2) $1.725 (150% of the annualized minimum quarterly distribution) on each outstanding common and subordinated unit and the related distributions on the incentive distribution rights for any four-quarter period ending on or after September 30, 2014, in each case provided there are no arrearages in the payment of the minimum quarterly distributions on our common units at that time. On the first business day following the payment of the distribution for the fourth quarter of 2016 on March 1, 2017, the subordinated units held by Western will convert into common units on a one-for-one basis and the resulting common units will continue to be owned by Western. See Note 14, Equity, for further discussion.
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
Property, Plant and Equipment
Property, plant and equipment are stated at cost. We capitalize interest on expenditures for capital projects in process greater than six months and greater than $1 million until such projects are ready for their intended use.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
In order to test long-lived assets for recoverability, we must make estimates of projected cash flows related to the asset being evaluated that include, but are not limited to, assumptions about the use or disposition of the asset, its estimated remaining life and future expenditures necessary to maintain its existing service potential. In order to determine fair value, we must make certain estimates and assumptions including, among other things, an assessment of market conditions, projected volumes, margins, cash flows, investment rates, interest/equity rates and growth rates or change to which could significantly impact the estimated fair value of the asset being tested for impairment.
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

WESTERN REFINING LOGISTICS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Revenue Recognition
We recognize revenue for crude oil and refined petroleum product pipeline transportation based on the delivery of actual volumes transported at agreed upon tariff rates and for crude oil and refined petroleum product terminalling and storage as performed based on contractual rates related to throughput volumes or cost-plus-margin arrangements. We derived a substantial portion of our revenue from our sales to Western, and the agreed upon rates do not necessarily reflect market rates for the historical periods presented. Our revenues are generated by existing third-party contracts and from the commercial agreements with Western.
Western is obligated to pay fees based on monthly volume minimums established under our logistics and wholesale commercial agreements. In any month that Western's volume activity under these agreements is less than the monthly minimum, we record fees related to the difference between actual and minimum volumes (shortfall payments) as deferred revenue. Western has the right to receive future services for these billings for up to 12 months following the month in which the volume shortfall occurred. The balance of deferred revenue in our consolidated balance sheets as of December 31, 2016 and 2015, includes $19.1 million and $10.1 million, respectively, from our logistics and wholesale segments related to shortfall billings. We recognize revenue upon the earlier of:

•	the customer receiving the future services provided by these billings;

•	the expiration of the period in which the customer is contractually allowed to receive the services (contractually stipulated as twelve months); or

•	the determination that future services will not be required.
Our sales to Western accounted for 31.6%, 30.2% and 28.9%, respectively, of our consolidated revenues for the years ended December 31, 2016, 2015 and 2014.
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
Imbalances
Within our pipelines and storage assets, we occasionally experience volume gains and losses. Under our commercial agreements, in accordance with the pipeline loss allowance provisions of our transportation agreements, there is a 0.20% pipeline loss allowance for the crude oil shipped on our pipeline systems. Each month we invoice Western for 0.20% of the volume delivered to us by Western for the month as a volume loss at a price equal to that month's calendar day average for WTI crude oil, as quoted on the New York Mercantile Exchange, less $8.00 per barrel. Following the end of the month, we calculate the actual volume loss and provide a credit to Western for the amount of actual volume loss at a price equal to the month's calendar day average for WTI crude oil, as quoted on the New York Mercantile Exchange, less $8.00 per barrel.
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
Unit-Based Compensation
Our general partner provides unit-based compensation to officers, non-employee directors and employees of our general partner or its affiliates. The fair value of our phantom units are measured using the fair market value of the underlying common unit on the date of grant based on the closing price of our common units on the grant date. The estimated fair value of our phantom units is amortized over the vesting period using the straight-line method. Awards vest over a one or three year service period. The phantom unit awards may be settled in common units, cash or a combination of both at the option of the compensation committee of the board of directors. Expenses related to unit-based compensation are included in selling, general and administrative expenses.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Financial Instruments and Fair Value
Financial instruments that potentially subject us to concentrations of credit risk primarily consist of accounts receivable. We believe that our credit risk is minimized as a result of the credit quality of our customer base. See Note 16, Concentration Risk for further information. The carrying amounts of cash and cash equivalents, which we consider Level 1 assets, approximated their fair values at December 31, 2016 and 2015, respectively, due to their short-term maturities.
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
Some of our assets have contractual or regulatory obligations to perform remediation and, in some instances, dismantlement and removal activities when the assets are abandoned. These obligations include varying levels of activity including disconnecting inactive assets from active assets, cleaning and purging assets, and in some cases, completely removing the assets and returning the land to its original state. These assets have been in existence for many years and with regular maintenance will continue to be in service for many years to come. It is not possible to predict when demand for the related transportation or storage services will cease, and we do not believe that such demand will cease for the foreseeable future. Accordingly, we believe the date when these assets will be abandoned is indeterminate. With no reasonably determinable abandonment date, we cannot reasonably estimate the fair value of the associated asset retirement obligations. We will record asset retirement obligations for these assets in the period in which sufficient information becomes available for us to reasonably determine the settlement dates.
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
Under the omnibus agreement, Western indemnifies us for all known and certain unknown environmental liabilities that are associated with the ownership or operation of our assets and due to occurrences on or before the closing of our initial public offering. Under the Contribution Agreement, Western agreed to indemnify us with respect to liabilities related to certain historical assets and operations of WRW that were not contributed to us in the Wholesale Acquisition, the TexNew Mex Pipeline Acquisition and the St. Paul Park Logistics Transaction. In addition, Western made certain representations and warranties regarding the assets of WRW, the TexNew Mex Pipeline System, the Star Lake storage tank assets and the St. Paul Park Logistics Assets, including with respect to environmental matters, and agreed to indemnify us for breaches of those representations and warranties, subject to specified deductibles, caps and other limitations.
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
Recent Accounting Pronouncements
For interim and annual periods beginning after December 15, 2016, the requirements related to employee share-based payment accounting were modified. The revised requirements involve several aspects of accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, classification in the statement of cash flows and forfeiture rate calculations. The updated guidance is effective as of January 1, 2017. The impact of this guidance will not be material to our financial position, results of operations or cash flows when implemented.
From time to time, new accounting pronouncements are issued by various standard setting bodies that may have an impact on our accounting and reporting. We are currently evaluating the effect that certain of these new accounting requirements may have on our accounting and related reporting and disclosures in our consolidated financial statements.

•
Recognition and reporting of revenues - the requirements were amended to remove inconsistencies in revenue requirements and to provide a more complete framework for addressing revenue issues across a broad range of industries and transaction types. The revised standard’s core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised standard also addresses principal versus agent considerations and indicators related to transfer of control over specified goods. These provisions are effective January 1, 2018, and can be adopted using either a full retrospective approach or a modified approach, with early adoption permitted for periods beginning after December 15, 2016, and interim periods thereafter.

We have been evaluating and continue to evaluate the provisions of this standard and its impact on our business processes, business and accounting systems, and financial statements and related disclosures. A multi-disciplined implementation team has gained an understanding of the standard’s revenue recognition model, is reviewing and documenting our contracts, and is analyzing whether enhancements are needed to our business and accounting systems. We currently plan to adopt this standard on January 1, 2018.

•
Lease accounting - the requirements were amended with regard to recognizing lease assets and lease liabilities on the balance sheet and disclosing information about leasing arrangements. The core principle is that a lessee should recognize the assets and liabilities that arise from leases. These provisions are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We have been evaluating and continue to evaluate the provisions of this standard and its impact on our business processes, business and accounting systems, and financial statements and related disclosures.

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

•
Business Combinations - the requirements clarify the definition of a business and provide a framework that gives entities a basis for making reasonable judgments about whether a transaction involves an asset or a business. This guidance is effective in annual periods beginning after December 15, 2017, including interim periods therein. It must be applied prospectively on or after the effective date with early adoption permitted subject to certain requirements, and no disclosures for a change in accounting principle are required at transition.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3. Acquisitions
St. Paul Park Logistics Transaction
On September 15, 2016, we acquired the St. Paul Park Logistics Assets from Western in exchange for $195 million in cash and 628,224 common units representing limited partner interests in WNRL.
The St. Paul Park Logistics Assets acquired by WNRL included approximately 4.0 million barrels of refined product and crude oil storage tanks, a light products terminal, a heavy products loading rack, certain rail and barge facilities, certain other related logistics assets and two crude oil pipeline segments and one pipeline segment not currently in service, each of which is 2.5 miles and extends from Western's refinery in St. Paul Park, Minnesota to Western's tank farm in Cottage Grove, Minnesota.
In connection with the St. Paul Park Logistics Transaction, we entered into a terminalling, transportation and storage services agreement with Western (the "St. Paul Park Terminalling Agreement"). Pursuant to the St. Paul Park Terminalling Agreement, we agreed to provide product storage services, product throughput services and product additive and blending services at the terminal facilities located at or near Western's refinery in St. Paul Park, Minnesota. In exchange for such services, Western has agreed to certain minimum volume commitments and to pay certain fees. The St. Paul Park Terminalling Agreement has an initial term of ten years, which may be extended for up to two renewal terms of five years each upon the mutual agreement of the parties. See Note 21, Related Party Transactions, for additional information.
TexNew Mex Pipeline Acquisition
On October 30, 2015, WNRL acquired the TexNew Mex Pipeline System in exchange for $170 million in cash, 421,031 common units representing limited partner interests in WNRL and 80,000 TexNew Mex Units.
In connection with the TexNew Mex Pipeline Acquisition, WNRL also entered into Amendment No. 1 to the Pipeline and Gathering Services Agreement, dated as of October 16, 2013, with Western (the "Amendment to the Pipeline Agreement"). Among other things, the Amendment to the Pipeline Agreement amends the scope of the existing agreement to include the provision of storage services and a minimum volume commitment of 80,000 barrels of storage at the Star Lake storage tank. In the Amendment to the Pipeline Agreement, Western also agreed to provide a minimum volume commitment of 13,000 barrels per day ("bpd") of crude oil on the TexNew Mex Pipeline for 10 years from the date of the Amendment to the Pipeline Agreement.
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

WESTERN REFINING LOGISTICS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

4. Segment Information
Our operations are organized into two reportable segments based on marketing criteria and the nature of our products and services and our types of customers. These segments are logistics and wholesale.
Logistics. Our pipeline and gathering assets are positioned to support crude oil supply for Western's El Paso, Gallup and St. Paul Park refineries as well as third parties and consist of crude oil pipelines and gathering assets located primarily in the Delaware Basin, in the Four Corners area of Northwestern New Mexico and in the Upper Great Plains region. These systems gather and transport crude oil by pipeline from various production locations to Western’s refineries utilizing 705 miles of pipeline; 33 crude oil storage tanks with a total combined active shell storage capacity of approximately 959,000 barrels; eight truck loading and unloading locations; and 15 pump stations.
Our terminalling, transportation and storage assets support crude oil supply and refined product distribution for Western's El Paso, Gallup and St. Paul Park refineries as well as third parties and primarily consist of storage tanks, terminals, transportation and other assets located in El Paso, Texas; Gallup, Bloomfield and Albuquerque, New Mexico; Phoenix and Tucson, Arizona and St. Paul Park, Minnesota. These assets include crude oil, feedstock, blendstock, refined product and asphalt storage tanks with a total combined shell storage capacity of 11.4 million barrels; truck, railcar and barge loading racks; pump stations and pipeline and related logistics assets to service Western’s operations.
Wholesale. Our wholesale segment includes the operations of several lubricant and bulk petroleum distribution plants and a fleet of crude oil, refined product, asphalt and lubricant delivery trucks. Our wholesale segment distributes commercial wholesale petroleum products primarily in Arizona, Colorado, Nevada, New Mexico and Texas. The wholesale segment purchases petroleum fuels and lubricants from Western's refining segment and from third-party suppliers.
During the fourth quarter of 2016, we completed an evaluation of our lubricant operations. After careful consideration, having concluded that lubricants are not strategic to our core operations, we have taken steps to divest the remaining assets associated with this business. We anticipate a completed sale within the first half of 2017. Assets held for sale in our Consolidated Balance Sheet at December 31, 2016 include $10.1 million in inventories and $7.3 million in property, plant and equipment. These assets and associated results from operations are presented in our Wholesale segment. We expect proceeds from this divestiture to result in a gain on disposal of assets; however, no amounts related to this anticipated transaction have been recorded in the Consolidated Statements of Operations for the year ended December 31, 2016.
During 2016, we disposed of certain assets related to our lubricant sales in California. In connection with these asset disposals, we reported employee severance costs of $0.4 million within direct operating expenses and selling, general and administrative expenses in our Consolidated Statement of Operations for the year ended December 31, 2016. A gain of $0.6 million has been included in gain on disposal of assets, net for the year ended December 31, 2016, in the Consolidated Statements of Operations.
Segment Accounting Principles. Operating income for each segment consists of net revenues less cost of products sold; direct operating expenses; selling, general and administrative expenses; net impact of the disposal of assets and depreciation and amortization.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Activities of our business that are not included in the two segments mentioned above are included in the "Other" category. These activities consist primarily of corporate staff operations and other items that are not specific to the normal business of any one of our two reportable segments.
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

WESTERN REFINING LOGISTICS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Disclosures regarding our reportable segments with reconciliations to consolidated totals for the three years ended December 31, 2016, are presented below:

	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
	(In thousands)
Operating Results:
Logistics:
Revenues: Affiliate	$178,600	$161,536	$137,986
Revenues: Third-party	2,911	2,771	2,718
Total revenues	181,511	164,307	140,704
Wholesale:
Revenues: Affiliate	523,557	624,787	873,589
Revenues: Third-party	1,517,650	1,810,773	2,487,595
Total revenues	2,041,207	2,435,560	3,361,184

Consolidated revenues	$2,222,718	$2,599,867	$3,501,888

Operating income:
Logistics	$43,863	$30,880	$19,332
Wholesale	39,384	38,159	28,234
Other	(13,152)	(13,245)	(11,959)
Operating income	70,095	55,794	35,607
Other income (expense), net	(26,042)	(23,041)	(2,240)
Consolidated income before income taxes	$44,053	$32,753	$33,367

Depreciation and amortization:
Logistics	$33,710	$30,898	$25,041
Wholesale	5,532	4,486	3,893
Consolidated depreciation and amortization	$39,242	$35,384	$28,934

Capital expenditures:
Logistics	$27,894	$61,204	$71,470
Wholesale	2,414	6,421	7,868
Consolidated capital expenditures	$30,308	$67,625	$79,338

Total assets:
Logistics	$412,551	$413,847	$385,918
Wholesale	151,669	147,597	160,158
Other	16,634	48,778	56,488
Consolidated total assets	$580,854	$610,222	$602,564

WESTERN REFINING LOGISTICS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
In addition to the common and subordinated units, we have identified the general partner interest, incentive distribution rights and distributions associated with the TexNew Mex Units as participating securities and use the two-class method when calculating earnings per unit applicable to limited partners that is based on the weighted-average number of common units outstanding during the period. We make incentive distribution payments to our General Partner when our per unit distribution amount exceeds the target distribution. During the years ended December 31, 2016 and 2015, we made incentive distribution right payments of $4.4 million and $1.1 million, respectively, to our General Partner. We made no incentive distribution right payments to our General Partner prior to 2015. Refer to Note 14, Equity, for further information regarding incentive distribution rights.
The holder of the TexNew Mex Units will be entitled to receive a distribution equal to 80% of the excess of TexNew Mex Shared Segment Distributable Cash Flow over the TexNew Mex Base Amount. The TexNew Mex Unit distributions are preferential to all other unit holder distributions. During the year ended December 31, 2015, we declared distributions to TexNew Mex unitholders in the amount of $0.3 million. We made no distributions in 2016 or prior to 2015. Refer to Note 14, Equity, for further information.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The calculation of net income per unit for the years ended December 31, 2016, 2015 and 2014 is as follows:

	Period Ended December 31,
	2016	2015	2014
	(In thousands, except per unit data)
Net income	$43,347	$32,706	$32,908
Net loss attributable to General Partner (1)	(23,309)	(29,867)	(20,084)
Net income attributable to limited partners	66,656	62,573	52,992
Distributions on TexNew Mex Units (2)	—	(310)	—
General Partner distributions	(4,447)	(1,085)	—
Limited partners' distributions on common units	(47,453)	(34,436)	(26,902)
Limited partners' distributions on subordinated units	(37,182)	(32,563)	(26,534)
Distributions greater than earnings	$(22,426)	$(5,821)	$(444)

General Partners' earnings:
Distributions	$4,447	$1,085	$—
Net loss attributable to General Partner (1)	(23,309)	(29,867)	(20,084)
Total General Partners' loss	$(18,862)	$(28,782)	$(20,084)

Limited partners' earnings on common units:
Distributions	$47,453	$34,436	$26,902
Allocation of distributions greater than earnings	(12,736)	(2,990)	(223)
Total limited partners' earnings on common units	$34,717	$31,446	$26,679

Limited partners' earnings on subordinated units:
Distributions	$37,182	$32,563	$26,534
Allocation of distributions greater than earnings	(9,690)	(2,831)	(221)
Total limited partners' earnings on subordinated units	$27,492	$29,732	$26,313

Weighted average limited partner units outstanding:
Common units - basic	29,979	24,084	23,059
Common units - diluted	29,994	24,099	23,107
Subordinated units - basic and diluted	22,811	22,811	22,811

Net income per limited partner unit:
Common - basic	$1.16	$1.31	$1.16
Common - diluted	1.16	1.30	1.15
Subordinated - basic and diluted	1.21	1.30	1.15

(1)
We apply the two-class method to calculate earnings per unit and allocate the results of operations of WRW, the TexNew Mex Pipeline System and the St. Paul Park Logistics Assets prior to the respective acquisitions entirely to our general partner. The limited partners had no rights to the results of operations before these acquisitions.

(2)
The TexNew Mex Units entitle Western to participate in 80% of the operating results attributable to the TexNew Mex Shared Segment resulting from crude oil throughput on the TexNew Mex pipeline above 13,000 barrels per day. See Note 3, Acquisitions, for further information.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6. Inventories
Inventories were as follows:

	December 31,
	2016	2015
	(In thousands)
Lubricants	$—	$14,959
Refined products	68	241
Inventories	$68	$15,200
Assets held for sale in our Consolidated Balance Sheet at December 31, 2016 include $10.1 million in lubricant inventories. See Note 4, Segment Information, for further discussion.

7. Prepaid Expenses
Prepaid expenses were as follows:

	December 31,
	2016	2015
	(In thousands)
Prepaid insurance	$2,270	$1,339
Prepaid inventories	1,206	1,493
Prepaid income taxes	407	—
Other	2,538	1,301
Prepaid expenses	$6,421	$4,133

8. Other Current Assets
Other current assets were as follows:

	December 31,
	2016	2015
	(In thousands)
Excise and other taxes receivable	$4,910	$3,860
Material and chemical inventories	961	1,252
Exchange and other receivables	532	831
Other current assets	$6,403	$5,943

WESTERN REFINING LOGISTICS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. Property, Plant and Equipment, Net
Property, plant and equipment, net was as follows:

	December 31,
	2016	2015
	(In thousands)
Buildings and improvements	$26,463	$38,454
Pipelines and related assets	264,398	241,222
Terminals and related assets	245,512	237,234
Asphalt plant, terminals and related assets	26,861	26,898
Wholesale facilities and equipment	24,879	32,248
	588,113	576,056
Accumulated depreciation	(182,743)	(157,328)
	405,370	418,728
Construction in progress	6,800	11,413
Property, plant and equipment, net	$412,170	$430,141
Assets held for sale in our Consolidated Balance Sheet at December 31, 2016 include $7.3 million in net property, plant and equipment. See Note 4, Segment Information, for further discussion.
Depreciation expense was $38.0 million, $34.2 million and $27.6 million for the years ended December 31, 2016, 2015 and 2014, respectively. Capitalized interest expense related to capital projects was $0.9 million for the year ended December 31, 2016 with no comparable activity for the years ended December 31, 2015 and 2014.

10. Intangible Assets, Net
A summary of intangible assets, net is presented in the table below:

	December 31, 2016			December 31, 2015			Weighted Average Amortization Period (Years)
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Customer relationships	$7,172	$(4,234)	$2,938	$7,551	$(3,921)	$3,630	5.5
Pipeline rights-of-way	6,527	(2,950)	3,577	6,414	(2,287)	4,127	4.9
	$13,699	$(7,184)	$6,515	$13,965	$(6,208)	$7,757
Intangible asset amortization expense was $1.2 million, $1.2 million and $1.3 million for the years ended December 31, 2016, 2015 and 2014, respectively, based upon estimates of useful lives ranging from 1 to 35 years.
Estimated amortization expense for the next five fiscal years is as follows (in thousands):

2017	$1,087
2018	1,087
2019	1,087
2020	792
2021	639

WESTERN REFINING LOGISTICS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11. Other Assets
Other assets were as follows:

	December 31,
	2016	2015
	(In thousands)
Notes receivable	$2,003	$1,729
Other	1,230	1,647
Other assets	$3,233	$3,376

12. Accrued Liabilities
Accrued liabilities were as follows:

	December 31,
	2016	2015
	(In thousands)
Deferred revenue - affiliate	$19,132	$10,130
Interest	8,439	8,438
Excise and other taxes	6,329	5,335
Payroll and related costs	2,703	4,000
Property taxes	2,454	1,500
Branding	245	633
Other	297	588
Accrued liabilities	$39,599	$30,624

13. Debt
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
Pursuant to the Amendment, certain existing lenders and new lenders agreed to provide incremental commitments in an aggregate principal amount of $200.0 million. In addition, the Amendment amended the Revolving Credit Facility by, among other things, (a) adding an anti-cash hoarding provision and (b) permitting the Partnership to increase the total leverage ratio permitted thereunder from 4.50:1.00 to 5.00:1.00 following any material permitted acquisition through the last day of the second full fiscal quarter following such acquisition. The incremental commitments established by the Amendment benefit from the same covenants, events of default, guarantees and security as the existing commitments under the Revolving Credit Facility. We incurred financing costs associated with the Amendment of $1.2 million.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

On October 15, 2014, to partially fund the purchase of certain assets from Western, we borrowed $269.0 million under the Revolving Credit Facility. On February 11, 2015, we repaid our outstanding direct borrowings under the Revolving Credit Facility with a portion of the proceeds from the issuance of our 7.5% Senior Notes, discussed below. On October 30, 2015, we borrowed $145.0 million under the Revolving Credit Facility to partially fund the TexNew Mex Pipeline Transaction. During the year ended December 31, 2016, we repaid these direct borrowings using the net proceeds generated from our equity offering during the second quarter of 2016 and from cash-on-hand. On September 15, 2016, we borrowed $20.3 million under the Revolving Credit Facility, to partially fund the St. Paul Park Logistics Transaction.
As of December 31, 2016, the availability under the Revolving Credit Facility was $479.0 million. We had direct borrowings of $20.3 million, outstanding letters of credit of $0.7 million and no swing line borrowings under our Revolving Credit Facility as of December 31, 2016. The estimated fair value of the Revolving Credit Facility approximates its carrying amount. The interest rate for the borrowings under the Revolving Credit Facility was 4.75% as of December 31, 2016. The unamortized financing costs of $2.0 million and $1.5 million as of December 31, 2016 and 2015, respectively, are included, net of amortization, in long-term debt, less current portion, in the Consolidated Balance Sheets. The effective rate of interest, including contractual interest and amortization of loan fees, on the Revolving Credit Facility was 3.77% as of December 31, 2016
The Revolving Credit Facility contains covenants that limit or restrict our ability to make cash distributions. We are required to maintain certain financial ratios, each tested on a quarterly basis for the immediately preceding four quarter period.
7.5% Senior Notes
On February 11, 2015, we entered into an Indenture (the “Indenture”) among the Partnership, WNRL Finance Corp., a Delaware corporation and 100% owned subsidiary of the Partnership (“Finance Corp.” and together with the Partnership, the “Issuers”), the Guarantors named therein and U.S. Bank National Association, as trustee (the “Trustee”) under which the Issuers issued $300.0 million in aggregate principal amount of 7.5% Senior Notes due 2023 (the "WNRL 2023 Senior Notes"). The Partnership will pay interest on the WNRL 2023 Senior Notes semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2015. The WNRL 2023 Senior Notes will mature on February 15, 2023. Proceeds from the WNRL 2023 Senior Notes were used to repay $269.0 million of then outstanding borrowings under our Revolving Credit Facility. The estimated fair value of the WNRL 2023 Senior Notes was $324.8 million as of December 31, 2016. We incurred financing costs associated with the issuance of the WNRL 2023 Senior Notes of $6.8 million. The unamortized financing costs of $5.2 million and $6.1 million as of December 31, 2016 and 2015, respectively, is included, net of amortization, in long-term debt, less current portion, in the Consolidated Balance Sheets. The effective rate of interest, including contractual interest and amortization of loan fees, on the WNRL 2023 Senior Notes was 7.78% as of December 31, 2016.
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

WESTERN REFINING LOGISTICS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

14. Equity
We had 28,866,477 common units held by the public outstanding as of December 31, 2016. Western owns 9,207,847 common units and 22,811,000 of our subordinated units constituting a total ownership interest of 52.6%.
During the years ended December 31, 2016 and 2015, 62,216 and 43,353 common units, respectively, were issued upon the vesting of phantom units under the Western Refining Logistics, LP 2013 Long-Term Incentive Plan (the "LTIP"). All phantom units are granted under the LTIP.
WNRL issued 628,224 common units to Western in connection with the St. Paul Park Logistics Transaction, 421,031 common units and 80,000 TexNew Mex Units to Western in connection with the TexNew Mex Pipeline Acquisition and 1,160,092 common units to Western in connection with the Wholesale Acquisition. See Note 3, Acquisitions, for further information.
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
In accordance with our partnership agreement, Western's subordinated units will convert to common units once we meet specified distribution targets and successfully complete other tests set forth in our Second A&R Partnership Agreement. On the first business day following the March 1, 2017 payment of the cash distribution attributable to the fourth quarter of 2016, the requirements for the conversion of all subordinated units into common units will be satisfied under the partnership agreement. As a result, the 22,811,000 subordinated units held by Western will convert into common units on a one-for-one basis and thereafter participate on terms equal with all other common units in distributions of available cash. The conversion of the subordinated units will not impact the amount of cash distributions paid by us or the total number of outstanding units.
Issuance of TexNew Mex Units
The Second A&R Partnership Agreement sets forth the rights, preferences and obligations of the TexNew Mex Units. The TexNew Mex Units are generally entitled to participate in 80% of the economics attributable to the TexNew Mex Shared Segment resulting from crude oil throughput on the TexNew Mex Pipeline above the 13,000 bpd contemplated by the commitment in the Amendment to Pipeline Agreement. To the extent there is sufficient available cash from operating surplus under the Second A&R Partnership Agreement, the holder of the TexNew Mex Units will be entitled to receive a distribution equal to 80% of the excess of TexNew Mex Shared Segment Distributable Cash Flow over the TexNew Mex Base Amount. The TexNew Mex Unit distributions are preferential to all other unit holder distributions. During the year ended December 31, 2015, we declared distributions to TexNew Mex unitholders in the amount of $0.3 million. We made no distributions in 2016 or prior to 2015.
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
Issuance of Additional Interests
Our partnership agreement authorizes us to issue additional partnership interests for consideration and on the terms and conditions determined by our General Partner without the approval of the unitholders. We may fund future acquisitions through the issuance of additional common units, subordinated units or other partnership interests. Holders of any additional common units we issue will be entitled to share proportionally in accordance with their respective percentage interests with the then-

WESTERN REFINING LOGISTICS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

existing common unitholders in our distributions of available cash. See Note 15, Equity-Based Compensation, for further information.
Allocations of Net Income
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
Our partnership agreement sets forth the calculation to be used to determine the amount and priority of cash distributions that the common and subordinated unitholders and general partner will receive. We declare distributions subsequent to quarter end. The table below summarizes our 2016 quarterly distribution declarations, payments and scheduled payments through December 31, 2016:

Declaration Date	Record Date	Payment Date	Distribution per Common and Subordinated Unit
February 1	February 11	February 26	$0.3925
April 25	May 13	May 27	0.4025
July 26	August 12	August 26	0.4125
October 24	November 7	November 23	0.4225
Total			$1.6300
On January 31, 2017, our general partner's board of directors declared a quarterly cash distribution of $0.4375 per unit for the fourth quarter of 2016. We will pay the distribution on March 1, 2017 to all unitholders of record on February 13, 2017.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

During 2016, we declared and paid distributions that were in excess of the target distribution amounts set forth in our partnership agreement, resulting in distributions to our General Partner as the holder of incentive distribution rights. The total quarterly cash distributions made to general and limited partners for the years ended December 31, 2016, 2015 and 2014, respectively, was as follows:

	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
	(In thousands, except per unit data)
TexNew Mex Unit distributions:
TexNew Mex Unit distributions	$310	$—	$—
Total TexNew Mex Unit distributions	$310	$—	$—

General Partners' distributions:
General Partner's incentive distribution rights	$4,447	$1,085	$—
Total General Partner's distributions	$4,447	$1,085	$—

Limited partners' distributions:
Common	$47,453	$34,436	$26,902
Subordinated	37,182	32,563	26,534
Total limited partners' distributions	84,635	66,999	53,436
Total cash distributions	$89,392	$68,084	$53,436

Cash distributions per limited partner unit	$1.6300	$1.4275	$1.1632
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
15. Equity-Based Compensation
Our General Partner's board of directors adopted the LTIP for the benefit of employees, consultants and non-employee directors of our General Partner and its affiliates. Awards granted under the LTIP vest over a scheduled vesting period and their market value at the date of the grant is amortized over the restricted period on a straight-line basis.
As of December 31, 2016, there were 4,098,368 phantom units reserved for future grants under the LTIP.
The fair value of the phantom units is determined based on the closing price of WNRL common units on the grant date. The estimated fair value of the phantom units is amortized on a straight-line basis over the scheduled vesting periods of individual awards. We incurred unit-based compensation expense of $2.7 million, $2.0 million and $1.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.
The fair value at grant date of non-vested phantom units outstanding as of December 31, 2016, was $7.5 million. The aggregate intrinsic value of such phantom units was $6.1 million. Total unrecognized compensation cost related to our non-vested phantom units totaled $5.6 million as of December 31, 2016, that is expected to be recognized over a weighted-average period of 2.4 years.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of our unit award activity for the three years ended December 31, 2016, is set forth below:

	Number of Phantom Units	Weighted Average Grant Date Fair Value
Not vested at December 31, 2013	10,908	$22.00
Awards granted	293,810	28.52
Awards vested	(10,908)	22.00
Awards forfeited	(13,559)	33.02
Not vested at December 31, 2014	280,251	28.30
Awards granted	72,005	28.33
Awards vested	(60,556)	28.95
Awards forfeited	(11,913)	30.78
Not vested at December 31, 2015	279,787	28.06
Awards granted	101,955	22.69
Awards vested	(86,406)	25.80
Awards forfeited	(10,181)	31.87
Not vested at December 31, 2016	285,155	26.42

16. Concentration Risk
We are part of the consolidated operations of Western, and we derive a substantial portion of our revenue from transactions with Western and its affiliates. Western accounted for 31.6%, 30.2% and 28.9%, respectively, of our consolidated revenues for the years ended December 31, 2016, 2015 and 2014.
We sell a variety of refined products to a diverse customer base. Sales to Kroger Company accounted for 20.1%, 23.5% and 23.0% of consolidated reveneus for the years ended December 31, 2016, 2015 and 2014, respectively. Sales to Western’s retail group and unmanned fleet fueling sites accounted for 23.3%, 26.4% and 23.6% of consolidated net sales for the years ended December 31, 2016, 2015 and 2014, respectively.
See Note 21, Related Party Transactions, for detailed information on our agreements with Western.
17. Income Taxes
WNRL is treated as a publicly-traded partnership for federal and state income tax purposes, however, Western Refining Product Transport, LLC (a wholly-owned subsidiary) is taxed as a corporation for federal and state tax purposes. Taxes on net income for WNRL and its subsidiaries generally are borne by our partners through the allocation of taxable income. The aggregate difference in the basis of our net assets for financial and tax reporting purposes cannot be readily determined as we do not have access to information about each partner's tax attributes in us. Our deferred income tax liabilities and income tax expense result from our taxable subsidiary and state laws that apply to entities organized as partnerships, primarily in the state of Texas and from federal and state laws for corporations. Our deferred income tax liability as of December 31, 2016 was $0.6 million. Our income tax expense was $0.7 million, $0.05 million and $0.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. Our effective tax rate for the years ended December 31, 2016, 2015 and 2014 was 1.6%, 0.1% and 1.4%, respectively.
As of December 31, 2016 and 2015, we had no unrecognized tax benefit liability. No interest or penalties were recognized related to income taxes during the years ended December 31, 2016, 2015 and 2014.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

18. Cash Flows
Supplemental disclosures of cash flow information were as follows:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Non-cash operating activities were as follows:
Income taxes paid	$415	$456	$1
Interest paid, excluding amounts capitalized	25,303	13,411	1,837
Non-cash investing activities were as follows:
Accrued capital expenditures	$3,326	$2,421	$8,653
Non-cash financing activities were as follows:
Contribution of net assets from affiliate	$104,796	$133,259	$60,870
Accrued TexNew Mex unit distributions	—	310	—
Accrued financing costs	67	—	—
Other	—	—	(2,502)

19. Commitments
We have commitments under various operating leases with initial terms greater than one year for property, machinery and facilities. These leases have terms that will expire on various dates through 2026. We expect that in the normal course of business, these leases will be renewed or replaced by other leases. Rent expense for operating leases that provide for periodic rent escalations or rent holidays over the term of the lease is recognized on a straight-line basis. We also have commitments to purchase minimum volumes of refined product from Western under commercial agreements that we have entered into with Western. See Note 21, Related Party Transactions, for further discussion of these agreements.
The following table presents our annual minimum rental payments under non-cancelable operating leases that have lease terms of one year or more as of December 31, 2016 (in thousands):

2017	$7,289
2018	4,568
2019	2,376
2020	702
2021	349
2022 and thereafter	369
$15,653
Total rental expense was $9.2 million, $9.2 million and $8.8 million for the years ended December 31, 2016, 2015 and 2014, respectively. Contingent rentals and subleases were not significant in any year.

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

	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
	(In thousands)
Indirect charges:
Operating and maintenance expenses	$65,347	$59,863	$57,182
Selling, general and administrative expenses	9,747	9,443	8,895
Total indirect charges	$75,094	$69,306	$66,077
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
Commercial Agreements with Western
Logistics Segment Agreements
We derive substantially all of our logistics revenues from ten-year, fee-based agreements with Western supported by minimum volume commitments and annual adjustments to fees that we and Western may renew for two additional five-year periods upon mutual agreement. Western has committed to provide us with minimum fees based on minimum monthly throughput volumes of crude oil and refined and other products and reserved storage capacity.
Pipeline and Gathering Services Agreement
We entered into a pipeline and gathering services agreement, as amended, with Western under which we agreed to transport crude oil on our Permian Basin system primarily for use at the El Paso refinery and on our Four Corners system to the Gallup refinery. We charge Western fees for pipeline movements, truck offloading and product storage.
In connection with the TexNew Mex Pipeline Acquisition, WNRL entered into the Amendment to the Pipeline Agreement. Among other things, the Amendment to the Pipeline Agreement amends the scope of the existing agreement to include the provision of storage services and a minimum volume commitment of 80,000 barrels of storage at the Star Lake storage tank. In the Amendment to the Pipeline Agreement, Western also agreed to provide a minimum volume commitment of 13,000 bpd of crude oil on the TexNew Mex Pipeline for 10 years from the date of the Amendment to the Pipeline Agreement.
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
Crude Oil Trucking Transportation Services Agreement
Under the crude oil trucking and transportation services agreement, Western has agreed to pay a flat rate per mile per barrel plus monthly fuel adjustments and customary applicable surcharges. The rates are subject to adjustment annually based on mutual agreement between us and Western. Western has agreed to contract a minimum of 1.525 million barrels of crude oil to us for hauling each month.
Asphalt Trucking Transportation Services Agreement
Our wholesale segment operates a fleet of asphalt trucks, which are utilized to deliver asphalt to Western's asphalt terminals and third party customers. We have entered into an asphalt trucking transportation services agreement with Western under which we have agreed to, among other things, transport and deliver asphalt from the El Paso refinery to asphalt terminals in Texas, New Mexico and Arizona. Volumes of asphalt transported pursuant to this agreement will be credited, on a barrel per barrel basis, towards Western’s contract minimum under the Crude Oil Trucking Transportation Services Agreement. Under this Agreement, Western has given us the first option to transport all asphalt volumes Western transports by truck.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In exchange for the transportation services performed under the asphalt trucking transportation agreement, Western has agreed to pay us a flat rate per ton (with market adjustments) based on the distance between the applicable pick-up and delivery points, plus monthly fuel adjustments and customary applicable surcharges.
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
Contribution, Conveyance and Assumption Agreement dated September 7, 2016
We entered into a Contribution, Conveyance and Assumption Agreement with Western under which WNRL acquired approximately 4.0 million barrels of refined product and crude oil storage tanks, a light products terminal, a heavy products loading rack, certain rail and barge facilities, certain other related logistics assets, and two crude oil pipeline segments and one pipeline segment not currently in service, each of which is approximately 2.5 miles and extends from Western's refinery in St. Paul Park, Minnesota to Western’s tank farm in Cottage Grove, Minnesota. Western made certain representations and warranties regarding the acquired assets, including with respect to environmental matters, and agreed to indemnify us for breaches of those representations and warranties, subject to specified deductibles, caps and other limitations.
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

WESTERN REFINING LOGISTICS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
On May 4, 2015, we entered into a Joinder Agreement with Western and Northern Tier Energy ("NTI") that joined us as a party to the Shared Services Agreement, dated October 30, 2014, between Western and NTI and under which Western and NTI provide services to each other in support of their operations. Under the Joinder Agreement, we provide certain scheduling and other services in support of NTI’s operations and NTI reimburses us for the costs associated with providing such services. During the years ended December 31, 2016 and 2015, we incurred expenses of $0.4 million and $0.3 million, respectively or change to which are reimbursable from NTI under the shared services agreement.
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

WESTERN REFINING LOGISTICS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

22. Quarterly Financial Information (Unaudited)
The quarterly condensed financial data for the years ended December 31, 2016 and 2015 is presented below. Due to the St. Paul Park Logistics Transaction, we have adjusted retrospectively the quarterly information contained herein to include the historical results of the St. Paul Park Logistics Assets acquired prior to the effective date of the St. Paul Park Logistics Transaction. We did not record revenue related to the operations of the St. Paul Park Logistics Assets prior to the St. Paul Park Logistics Transaction on September 15, 2016.

	Year Ended December 31, 2016
	Quarter
	First	Second	Third	Fourth
	(Unaudited) (In thousands, except per unit data)
Total revenues	$468,039	$578,602	$569,261	$606,816
Total operating costs and expenses	454,851	562,005	555,990	579,777
Operating income	13,188	16,597	13,271	27,039
Net income	5,757	9,980	6,858	20,752

Net income attributable to limited partners	$14,007	$17,874	$14,023	$20,752

Net income per limited partner unit:
Common - basic	$0.28	$0.33	$0.23	$0.31
Common - diluted	0.28	0.33	0.23	0.31
Subordinated - basic and diluted	0.28	0.36	0.25	0.31

Weighted average limited partner units outstanding:
Common - basic	24,448	26,409	30,884	38,074
Common - diluted	24,454	26,427	30,901	38,095
Subordinated - basic and diluted	22,811	22,811	22,811	22,811

WESTERN REFINING LOGISTICS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31, 2015
	Quarter
	First	Second	Third	Fourth
	(Unaudited) (In thousands, except per unit data)
Total revenues	$607,396	$735,904	$680,670	$575,897
Total operating costs and expenses	597,864	722,406	662,246	561,557
Operating income	9,532	13,498	18,424	14,340
Net income	5,382	7,120	12,233	7,971

Net income attributable to limited partners	$15,323	$15,915	$16,493	$14,842

Net income per limited partner unit:
Common - basic	$0.33	$0.34	$0.35	$0.30
Common - diluted	0.33	0.34	0.35	0.30
Subordinated - basic and diluted	0.33	0.34	0.35	0.29

Weighted average limited partner units outstanding:
Common - basic	23,985	24,017	24,017	24,314
Common - diluted	23,996	24,051	24,024	24,321
Subordinated - basic and diluted	22,811	22,811	22,811	22,811
The following tables reconciles the retrospectively adjusted quarterly information to the financial data filed with the SEC.

	Year Ended December 31, 2016
	Quarter
	First	Second
	(Unaudited) (In thousands)
Total revenues (1)	$468,039	$578,602
Total revenues (2)	—	—
Total revenues	$468,039	$578,602

Total operating costs and expenses (1)	$446,601	$554,111
Total operating costs and expenses (2)	8,250	7,894
Total operating costs and expenses	$454,851	$562,005

Operating income (1)	$21,438	$24,491
Operating loss (2)	(8,250)	(7,894)
Operating income	$13,188	$16,597

Net income (1)	$14,007	$17,874
Net loss (2)	(8,250)	(7,894)
Net income	$5,757	$9,980

WESTERN REFINING LOGISTICS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31, 2015
	Quarter
	First	Second	Third	Fourth
	(Unaudited) (In thousands)
Total revenues (1)	$607,396	$735,904	$680,670	$575,897
Total revenues (2)	—	—	—	—
Total revenues	$607,396	$735,904	$680,670	$575,897

Total operating costs and expenses (1)	$589,835	$714,873	$662,246	$554,141
Total operating costs and expenses (2)	8,029	7,533	—	7,416
Total operating costs and expenses	$597,864	$722,406	$662,246	$561,557

Operating income (1)	$17,561	$21,031	$18,424	$21,756
Operating loss (2)	(8,029)	(7,533)	—	(7,416)
Operating income	$9,532	$13,498	$18,424	$14,340

Net income (1)	$13,411	$14,653	$12,233	$15,387
Net loss (2)	(8,029)	(7,533)	—	(7,416)
Net income	$5,382	$7,120	$12,233	$7,971
(1) This financial data was filed with the SEC in our Quarterly Report on Form 10-Q or Annual Report on Form 10-K.
(2) This financial data is the historical results of the St. Paul Park Logistics Assets. See Note 1, Organization and Basis of Presentation, for further discussion of our retrospective adjustments for the St. Paul Park Logistics Transaction.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2016 (the “Evaluation Date”), concluded that as of the Evaluation Date, our disclosure controls and procedures were effective.
Management’s Report on Internal Control Over Financial Reporting. Included herein under the caption “Management’s Report on Internal Control Over Financial Reporting” on page 65 of this report.
Attestation Report of the Registered Public Accounting Firm. Included herein under the caption "Report of Independent Registered Public Accounting Firm" on page 66 of this report.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Each of these standing committees has a written charter that may be found on our website at www.wnrl.com. In addition, paper copies of the charters are available free of charge to all unitholders by calling (915) 775-3300 or by writing to Lowry Barfield, Secretary, at our corporate headquarters located at 212 N. Clark Dr., El Paso, Texas 79905. Each committee reviews the adequacy of its charter on an annual basis, in addition to evaluating its performance and reporting to the board on such evaluation. All of the members of the standing committees are independent directors as defined by the rules and regulations of the NYSE, the SEC and our corporate guidelines, as applicable.
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
Meetings of the Board
During the last fiscal year, the Audit Committee met four times, the Conflicts Committee met seven times, and the board of directors met seven times, either in person or by telephone. All directors have access to members of management and a substantial amount of information transfer and informal communication occurs between meetings. None of our directors attended fewer than 75% of the aggregate number of meetings of the board of directors and committees of the board on which the director served.
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
Corporate Governance Guidelines
The Partnership has adopted a set of Corporate Governance Guidelines. A copy of the Corporate Governance Guidelines may be found on the Partnership’s website at www.wnrl.com. In addition, paper copies of the Corporate Governance Guidelines are available to all unitholders free of charge by calling (915) 775-3300 or by writing to Lowry Barfield, Secretary, at the Partnership’s corporate headquarters located at 212 N. Clark Dr., El Paso, Texas 79905. The guidelines set out the Partnership’s and the Board's thoughts on, among other things, the following:

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
Directors and Executive Officers of Western Refining Logistics GP, LLC
The following table shows information for the executive officers and directors of our general partner as of February 24, 2017. Directors are elected by the sole member of our general partner and hold office until their successors have been elected or qualified or until the earlier of their death, resignation, retirement, removal or disqualification. Executive officers are appointed by, and serve at the discretion of, the board of directors. There are no family relationships among any of our directors or executive officers. Some of our directors and all of our executive officers also serve as executive officers of Western.

Name	Age (as of February 24, 2017 )	Position with Western Refining Logistics GP, LLC
Jeff A. Stevens	53	Chief Executive Officer, President and Director
Paul L. Foster	59	Director
David D. Kinder	42	Director
Michael C. Linn	65	Director
Scott D. Weaver	58	Director
Andrew L. Atterbury	43	Director
Mark J. Smith	57	Executive Vice President - Operations
Karen B. Davis	60	Executive Vice President and Chief Financial Officer
Gary R. Dalke	64	Former Executive Vice President and Chief Financial Officer
William R. Jewell	62	Former Chief Accounting Officer
Lowry Barfield	59	Senior Vice President - Legal, General Counsel and Secretary
Jeffrey S. Beyersdorfer	55	Senior Vice President - Treasurer, Corporate Development and Director of Investor Relations
Matthew L. Yoder	47	Senior Vice President - WNRL
Jeff A. Stevens has served as the Chief Executive Officer and President of our general partner and as a director of our general partner since July 2013. Mr. Stevens has also served as a director of Western since September 2005, as Western’s Chief Executive Officer since January 2010. Previously, Mr. Stevens served in various senior management roles with Western, including President, Chief Operating Officer, Executive Vice President, and Executive Vice President of one of Western’s affiliates. In November 2013, Mr. Stevens was elected to the board of directors of Northern Tier Energy GP LLC, the general partner of Northern Tier, which was publicly traded until June 2016 and Northern Tier Energy LLC, a wholly-owned operating subsidiary of Northern Tier. Mr. Stevens also serves on the board of directors of Vomaris Innovations, Inc., a privately held medical device company. Mr. Stevens has spent his entire career working in the refined product production and marketing industry. Except as previously mentioned, in the past five years, Mr. Stevens has not served as a director of a publicly traded company, or as a director of a registered investment company. Mr. Stevens was extensively involved in our initial public offering and has a deep understanding of our business and operations as well as the marketing, terminalling, transportation and storage of crude oil and refined products that make him well qualified to serve as a director. Mr. Stevens also brings to the Board extensive experience in the energy industry, the business and operations of our sponsor, Western, as well as in corporate strategy and business development.
Paul L. Foster has served as a director of our general partner since July 2013. Mr. Foster has also served as Chairman of Western's board of directors since September 2005. Mr. Foster served as Western’s Chief Executive Officer from September 2005 until January 2010, when he was appointed Executive Chairman of Western. Mr. Foster also served as President of Western from September 2005 to February 2009. Mr. Foster has served on the board of directors of the University of Texas System Board of Regents since 2007, and he is currently Chairman. He also serves on the board of directors of WestStar Bank, an El Paso-based bank; as Chairman of the board of directors of Vomaris Innovations, Inc., a privately held medical device company; on the board of directors of the Federal Reserve Bank of Dallas - El Paso Branch; and on various other civic and professional organizations. Mr. Foster has spent virtually his entire career working in the refined product production and marketing industry. In November 2013, he was elected to the Board of Directors of Northern Tier Energy GP LLC, the general partner of Northern Tier, which was publicly traded until June 2016, and Northern Tier Energy LLC, a wholly-owned operating subsidiary of Northern Tier. Except as provided above, Mr. Foster has not served as a director of any other publicly traded company or as a director of a registered investment company in the last five years. Mr. Foster’s extensive understanding of our business and operations as well as the production and marketing, terminalling, transportation and storage of crude oil and refined products are key attributes, among others, that make him well qualified to serve as a director. Mr. Foster also has an extensive understanding of the business and operations of our sponsor, Western, and brings to the Board leadership and industry experience.
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
David D. Kinder has served as a member of the board of directors of our general partner and as Chairman of the Audit Committee and a member of the Conflicts Committee since October 2013. From May 2005 until March 2013, Mr. Kinder served as the Treasurer of Kinder Morgan Management, LLC, Kinder Morgan G.P., Inc. and Kinder Morgan Inc., and he also served as the Vice President, Corporate Development of each of these entities since October 2002. Mr. Kinder served as Treasurer of Kinder Morgan Holdco LLC from May 2007 until February 2011, and continued in the role of Vice President, Corporate Development and Treasurer of Kinder Morgan Inc. upon its conversion. From May 2012 until March 2013, he served as Vice President, Corporate Development and Treasurer of the general partner of El Paso Pipeline Partners, L.P., a master limited partnership that owns and operates natural gas transportation, pipelines, storage and other assets. Mr. Kinder served as a member of the board of directors of Sunova Energy Corp., a residential solar service company from May 2015 until August 2016. Since February 2015, Mr. Kinder has served as a member of the board of directors of Zenith Energy Partners, an international terminal development and operational company for petroleum, natural gas liquids and petrochemicals and on various other civic and professional organizations. In addition, since January 2, 2017, Mr. Kinder has served as an Industry Advisor to the Warburg Pincus Energy Group. Mr. Kinder also currently serves as President of CGK Holdings, LLC. Except as provided above, Mr. Kinder has not served as a director of a public company or a registered investment company in the last five years. We believe that Mr. Kinder’s many years of experience in the acquisition, divestiture and development of midstream energy assets and the financing of such transactions, as well as his knowledge of the industries in which we operate and master limited partnerships generally, make him particularly well-suited to serve on the board of directors of our general partner.
Michael C. Linn has served as a member of the board of directors of our general partner and as the Chairman of our Conflicts Committee and a member of the Audit Committee since October 2013. Mr. Linn is the founder, President and Chief Executive Officer of MCL Ventures LLC, a private oil, gas, and real estate investment firm. Mr. Linn is the founder of Linn Energy, LLC (“Linn Energy”), an independent oil and natural gas company, and has served as a director of Linn Energy since December 2011. Prior to such time, he served as Executive Chairman of the board of directors of Linn Energy from January 2010 to December 2011 and Chairman and Chief Executive Officer of Linn Energy from December 2007 to January 2010. Mr. Linn has served as a member of the board of directors of Nabors Industries Ltd., which owns and operates national and international land drilling and servicing rigs, since February 2012; a senior advisor to Quantum Energy Partners, LLC, a private equity provider, since December 2012; a member of the board of directors of LinnCo LLC, the formerly publicly traded holding company of Linn Energy, since April 2012; a member of the board of directors of Black Stone Minerals, L.L.C., a private holding company, since March 2015; a former member of the board of directors of the general partner of Black Stone Minerals, L.P., a publicly traded owner and operator of U.S. oil and natural gas minerals and royalty interests; a former member of the board of directors of Centrica, plc, an integrated energy company; and a member of various other civic and professional organizations. Except as provided above, Mr. Linn has not served as a director of a public company or a registered investment company in the last five years. We believe that Mr. Linn’s many years of experience as the chief executive officer of a publicly traded oil and gas company, as well as his deep industry knowledge and prior public company board experience, make him particularly well-suited to serve on the board of directors of our general partner.
Scott D. Weaver has served as a director of our general partner since July 2013. Mr. Weaver has also served as a director of Western since September 2005. Mr. Weaver served as one of Western’s executive officers from September 2005 to December 2016. From 2000 to August 2005, he served as Chief Financial Officer, Treasurer and Secretary of one of Western’s affiliates.

Mr. Weaver also served as Western’s Chief Administrative Officer from September 2005 to December 2007 and as interim Treasurer for Western from September 2009 to January 2010. From December 2013 to April 2014, Mr. Weaver served as Interim Vice President-Administration of Northern Tier Energy GP LLC, the general partner of Northern Tier, which was publicly traded until June 2016, and Northern Tier Energy LLC, a wholly-owned operating subsidiary of Northern Tier. Mr. Weaver currently serves on the boards of directors of Encore Wire Corporation, a publicly traded copper wire manufacturing company; Wellington Insurance Company, a privately held insurance holding company; Mountain Star Sports Group, LLC, a privately held professional sports team holding company; and Vomaris Innovations, Inc., a privately held medical device company. In addition, in November 2013, he was elected to the board of directors of Northern Tier Energy GP LLC, the general partner of Northern Tier, which was publicly traded until June 2016, and Northern Tier Energy LLC, a wholly-owned operating subsidiary of Northern Tier. Except as provided above, Mr. Weaver has not served as a director of a public company or a registered investment company in the past five years. Mr. Weaver’s extensive understanding of our business and operations as well as the production and marketing, terminalling, transportation and storage of crude oil and refined products are key attributes, among others, that make him well qualified to serve as a director. Mr. Weaver also has an extensive understanding of the business and operations of our sponsor, Western, and brings to the Board leadership and industry experience. Mr. Weaver’s experience as the Chief Financial Officer of other public entities and his knowledge of public company finance matters are key attributes that make him well qualified to serve as a director.
Mark J. Smith has served as Executive Vice President of our general partner since July 2013. Mr. Smith has also served as Western’s Executive Vice President - Operations since August 2016, and prior to that time as Western’s President-Refining and Marketing since February 2009 and as Western’s Executive Vice President-Refining since August 2006. From September 2000 to August 2006, Mr. Smith served as Vice President and General Manager, Lemont Refinery, for CITGO Petroleum Corporation, where he was responsible for all business and operational aspects of the Lemont business unit.
Karen B. Davis has served as the Executive Vice President and Chief Financial Officer of our general partner since August 2016. She has also served as the Executive Vice President and Chief Financial Officer of Western since August 2016. Previously, Ms. Davis served as the Executive Vice President and Chief Financial Officer of NTGP, the general partner of Northern Tier, which was publicly traded until June 2016, from February 2015 to August 2016; the Chief Financial Officer of our general partner, from December 2014 through February 2015; and the Vice President - Director of Investor Relations of Western, from December 2014 through February 2015. Previously, Ms. Davis served as the Chief Accounting Officer of PBF Energy Inc., an independent crude oil refiner, from February 2011 to November 2014, and of PBF Logistics GP LLC the general partner of PBF Logistics LP, a master limited partnership, from its inception in February 2013 until November 2014. Prior to this, Ms. Davis has served in various chief financial officer and financial reporting officer positions with public and private companies in the United States. Ms. Davis received a Bachelor of Science degree in Business Administration with an emphasis in accounting from California State University in Chico.
Gary R. Dalke left the position of Executive Vice President and Interim Chief Financial Officer effective August 15, 2016. Mr. Dalke agreed to remain with the Partnership in a consulting capacity. Mr. Dalke served as our general partner’s Executive Vice President since December 2014 and as Interim Chief Financial Officer since February 2015. Prior to his promotion to Executive Vice President, Mr. Dalke served as our general partner’s Chief Financial Officer from July 2013 to December 2014. Mr. Dalke has also served as Western’s Chief Financial Officer since August 2005. Previously, from 2003 until August 2005, Mr. Dalke served as the Chief Accounting Officer of one of Western’s affiliates. From September 2005 to June 2007, Mr. Dalke also served as Treasurer of Western.
William R. Jewell left the position of Chief Accounting Officer effective August 15, 2016. Mr. Jewell agreed to remain with the Partnership in a consulting capacity. Mr. Jewell served as our general partner’s Chief Accounting Officer since July 2013. Mr. Jewell also served as Western’s Chief Accounting Officer since July 2007. From 2001 to 2007, Mr. Jewell was with KPMG LLP, where he last served as an Assurance Senior Manager.
Lowry Barfield has served as the Senior Vice President-Legal, General Counsel and Secretary of our general partner since July 2013. Mr. Barfield has served as Western’s Executive Vice President, General Counsel and Secretary since August 2016 and as Western’s Senior Vice President-Legal, General Counsel and Secretary from 2007 to August 2016. Previously, Mr. Barfield served as Western’s primary outside counsel from 1999 until November 2005, when he joined Western as Vice President - Legal, General Counsel and Secretary. In November 2013, Mr. Barfield was elected to the Board of Directors of Northern Tier Energy GP LLC, the general partner of Northern Tier, which was publicly traded until June 2016, and Northern Tier Energy LLC, a wholly-owned operating subsidiary of Northern Tier.
Jeffrey S. Beyersdorfer has served as the Senior Vice President - Corporate Development, Treasurer and Director of Investor Relations of our general partner since August 2016. Prior to that time, he served as the Senior Vice President - Treasurer, Director of Investor Relations and Assistant Secretary of our general partner from July 2013 to August 2016. Mr. Beyersdorfer has also served as Western’s Senior Vice President - Corporate Development, Treasurer and Director of Investor Relations since August 2016, as Western’s Senior Vice President-Treasurer and Assistant Secretary from January 2010 to August 2016 and as Western’s Director of Investor Relations from January 2010 to December 2014. From 2008 to 2009, Mr.

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
Matthew L. Yoder has served as Senior Vice President - WNRL of our general partner since August 2016, and prior to that time as Senior Vice President-Operations of our general partner from July 2013 to August 2016. Mr. Yoder has also served as Western’s Senior Vice President - WNRL, Retail and Supermom’s from August 2016 and as Western’s Senior Vice President-Retail and Administration from December 2007 to August 2016.
Compliance with Section 16(a) of the Securities Exchange Act
Section 16(a) of the Securities Exchange Act of 1934 ("Exchange Act") requires our (or those of our general partner) officers, directors and persons who beneficially own more than 10% of our common units to file reports of securities ownership and changes in such ownership with the SEC. Officers, directors and greater than 10% beneficial owners also are required by rules promulgated by the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of the Forms 3 and 4, including any amendments, filed with the SEC in 2016 (no Forms 5, or any amendments, were filed with respect to 2016), all required report filings by our (or our general partner's) directors and executive officers and greater than 10% affiliated beneficial owners were timely made, except that Mr. Stevens filed a late Form 4 on April 15, 2016 to report a transaction that took place on August 11, 2015.
Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics that applies to all directors, officers and employees as well as a Code of Ethics for the Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer. These codes are posted on our website at www.wnrl.com under "Corporate Governance" in the "Investor Relations" section. In addition, paper copies of these codes are available to all unitholders free of charge by calling (915) 775-3300 or by writing to Lowry Barfield, Secretary, at our corporate headquarters located at 212 N. Clark Dr., El Paso, Texas 79905. We will, within the time periods proscribed by the SEC and the NYSE, timely post on our website at www.wnrl.com any amendments to these codes and any waiver applicable to any of the Chief Executive Officer, Chief Financial Officer or Principal Accounting Officer.
Communications with Unitholders and Other Interested Parties
Unitholders and other interested parties may send communications to the board of directors or any committee thereof, the Chairman of the Board or any other director to Western Refining Logistics, LP, 212 N. Clark Dr., El Paso, Texas 79905 and should clearly mark the envelope as "Unitholder Communications with Directors" and clearly identify the intended recipient(s). The General Counsel of our general partner will review each communication received and will forward the communication, as expeditiously as reasonably practicable, to the addressees if: (1) the communication complies with the requirements of any applicable policy adopted by the board of directors relating to the subject matter of the communication; and (2) the communication falls within the scope of matters generally considered by the board of directors. To the extent the subject matter of a communication relates to matters that have been delegated by the board of directors to a committee or to an executive officer of our general partner, then the General Counsel may forward the communication to the executive officer or chairman of the committee to which the matter has been delegated. The acceptance and forwarding of communications to the directors or an executive officer does not imply or create any fiduciary duty of the directors or executive officer to the person submitting the communications.

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
COMPENSATION DISCUSSION AND ANALYSIS
This "Compensation Discussion and Analysis" or "CD&A" sets forth the objectives and principles underlying the Partnership's executive compensation programs and the key executive compensation decisions that were made for 2016. It also explains the most important factors relevant to such decisions. This CD&A provides context and background for the compensation earned by and awarded to our named executive officers, as reflected in the compensation tables that follow the CD&A. Our named executive officers for 2016 consist of the following executive officers of our general partner:
•Jeff A. Stevens, President and Chief Executive Officer
•Karen B. Davis, Executive Vice President and Chief Financial Officer
•Mark J. Smith, Executive Vice President - Operations
•Lowry Barfield, Senior Vice President - Legal, General Counsel and Secretary

•	Matthew L. Yoder, Senior Vice President - WNRL

•	Gary R. Dalke, Former Interim Chief Financial Officer
Mr. Dalke was appointed Interim Chief Financial Officer of the general partner on February 2, 2015 in addition to his continuing role as Executive Vice President. Mr. Dalke left both positions with our general partner, effective August 15, 2016, but continues to work with the Partnership in a consulting capacity. Ms. Davis was appointed Executive Vice President and Chief Financial Officer of the general partner on August 15, 2016.
Compensation Decisions and Compensation Expenses
All of our executive officers are compensated for the services they perform for us solely through awards of equity-based compensation granted pursuant to the LTIP. The board of directors of our general partner currently administers the LTIP and approves any awards granted to our executive officers. We are solely responsible for the cost of awards granted under the LTIP.
Neither we nor Western allocate any portion of the expense reimbursement provided for in the omnibus or services agreements to services provided by an individual executive officer to us; rather, the amount reimbursed covers a wide range of general and administrative costs that Western calculates annually at its discretion. Our general partner pays the amounts allocated to us, which may include, among other things, compensation costs associated with Western employees who provide services to us. We reimburse our general partner for the amounts paid to Western on our behalf.
We do not maintain any employee benefit plans or arrangements, any defined benefit pension plan or nonqualified deferred compensation plans, or any retirement plans. Western provides compensation to its executives in the form of base salaries, annual performance bonuses, long-term performance unit awards, restricted share unit awards and participation in various employee benefits plans and arrangements, including the Western match for the Western 401(k) plan and Western-paid life insurance premiums. Western may provide different and/or additional compensation to our executive officers to ensure the officers have a balanced, comprehensive and competitive compensation structure. Although the estimated overall cost to Western of providing compensation and benefits to the Western employees who provide services to us, including the individuals who serve as the executive officers of our general partner, are included in the general and administrative costs reimbursed to Western by our general partner, we have no control over such costs and do not establish or direct the compensation policies or practices of Western.
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
At the end of 2014, the board of directors of the general partner retained Pearl Meyer & Partners ("PM&P") to provide a comprehensive analysis of the Partnership's director and named executive officer compensation and to provide comparative data and associated recommendations regarding peer groups. PM&P provided its comprehensive analysis in January 2015.
PM&P provided an interim update to its January 2015 comprehensive analysis of named executive officer compensation in October 2015, and the Board utilized this data and analysis, in conjunction with other sources of information in awarding time-based phantom unit awards to the named executive officers in March 2016 (the "2016 PUAs"). PM&P also provided an interim update to its January 2015 comprehensive analysis of named executive officer compensation in February 2017 to assist the board of directors of the general partner in establishing compensation for the named executive officers for the 2017 fiscal year.
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
Role of Market Data and Peer Groups. With the help of its independent outside compensation consultant, the board of directors of the general partner of the Partnership utilizes market data, supplemented with broad-based compensation survey data, to provide a comprehensive view of the competitive market. This market data is drawn from master limited partnerships that are comparable to the Partnership. The board of directors of the general partner utilizes this market data, as supplemented with broad-based compensation survey data, as comparative information and not as a formulaic approach to compensate our executive officers. The board of directors generally targets total long-term incentive compensation to named executive officers to be competitive with our peers and reflective of the actual performance of the named executive officer and the Partnership's accomplishments over the prior year. The board believes this will help position the Partnership to attract and retain the management talent necessary to effectively manage and lead the Partnership while utilizing time-based equity awards to further align executives' interests with the Partnership's unitholders.

The board of directors considered compensation paid to executive officers of the peer group below (the "2016 Peer Group") in establishing named executive officer compensation in February 2016:

Compensation Peer Group
Access Midstream Partners, L.P.
Alon USA Partners, LP
CVR Refining, LP
Exterran Partners, L.P.
Holly Energy Partners L.P.
MPLX LP
PBF Logistics LP
Phillips 66 Partners LP
Rose Rock Midstream, L.P.
Spectra Energy Partners, LP
Sunoco Logistics Partners L.P.
Tesoro Logistics LP
Valero Energy Partners LP
Williams Partners L.P.
The board of directors consulted with PM&P in selecting the 2016 Peer Group, and considered the Partnership's operations and competitive posture following the TexNew Mex Pipeline Acquisition, as well as the number and composition of the companies in the peer group including their total revenue and market capitalization among other items. At the time of such analysis, based on the data available at that time, the revenues of these peer group companies were estimated to range from $136.0 million to $13.1 billion. The companies included in the Partnership's peer group includes companies that the Partnership believes it competes with operationally and/or for competitive talent.
In connection with establishing named executive officer compensation for 2017, PM&P provided an interim update to its January 2015 comprehensive analysis of named executive officer compensation in February 2017. In evaluating compensation for 2017, the board of directors considered the 2016 Peer Group and considered it to be representative of companies that the Partnership competes with operationally and/or for competitive talent and determined to maintain the composition of the Partnership's peer group for 2017 compensation decisions.
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
Named Executive Officer Compensation for 2016
The board of directors of our general partner made a grant of Awards under the LTIP to our executive officers in the form of time-based phantom units in March 2016, which are scheduled to vest near the end of March of 2017, 2018 and 2019. In addition, in 2016, previous awards of time-based phantom unit awards granted to executive officers in 2014 and 2015 vested. None of the named executive officers have been granted or hold any unit options or unit appreciation rights and none participate in a pension plan or non-qualified deferred compensation plan.
Compensation paid or awarded by us in 2016 to our executive officers, consisted only of time-based phantom unit awards granted under the LTIP. The compensation tables set forth below provide information regarding the Partnership's named executive officers for services rendered in all capacities to the Partnership and its subsidiaries for 2016.
Phantom units are rights to receive common units, cash or a combination of both at the end of a specified period. The 2016 PUAs will vest and settle in equal installments near the end of March of 2017, 2018 and 2019, subject to the named executive officer's continued provision of services to the general partner and the Partnership through the applicable vesting dates. The 2016 PUAs may be satisfied by delivery of common units, cash equal to the fair market value of the specified number of common units covered by the award on the vest date, or any combination thereof as determined by the board of directors. The 2016 PUAs included dividend equivalent rights ("DERs"). DERs entitle the participant to receive cash at the time of vesting equal to the amount of any cash distributions made by us during the period the DER is outstanding. DERs that relate to the 2016 PUAs will be forfeited to the extent the award is forfeited.

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
Named Executive Officer Compensation for 2017
In February 2017, the board of directors considered executive officer compensation for 2017 and used the processes and objectives consistent with those set forth above for 2016 executive officer compensation. The board of directors granted awards under the LTIP to our executive officers in the form of time-based phantom unit awards to compensate our executive officers for their services as officers of our general partner. In accordance with the SEC's rules and regulations, these time-based phantom unit awards will be reflected in the summary compensation table for compensation paid to named executive officers in 2017 that will be included in our Annual Report on Form 10-K for the year ended December 31, 2017.
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
Paul L. Foster, Chairman
Andrew L. Atterbury
David D. Kinder
Michael C. Linn
Jeff A. Stevens
Scott D. Weaver

2016 SUMMARY COMPENSATION TABLE

		Unit Awards	Total
Name and Principal Position	Year	($)(1)	($)
Jeff A. Stevens	2016	275,111	275,111
Chief Executive Officer, President and Director	2015	390,492	390,492
	2014	1,745,755	1,745,755
Karen B. Davis	2016	—	—
Executive Vice President and Chief Financial Officer (2)	2015	—	—
	2014	366,682	366,682
Mark J. Smith	2016	143,562	143,562
Executive Vice President	2015	66,301	66,301
	2014	954,353	954,353
Lowry Barfield	2016	100,387	100,387
Senior Vice President - Legal, General Counsel and Secretary	2015	77,090	77,090
	2014	667,258	667,258
Matthew L. Yoder	2016	277,667	277,667
Senior Vice President - Operations	2015	267,000	267,000
Gary R. Dalke	2016	112,634	125,061
Former Executive Vice President and Interim Chief Financial Officer (3)	2015	95,486	95,486
	2014	748,733	748,733

(1)
This column represents the full value of all compensation paid to our named executive officers for the services they provide to us and is the aggregate grant date fair value for awards of time-based phantom unit awards granted to each named executive officer in 2014, 2015 and 2016. All amounts in this column are calculated in accordance with Financial Accounting Standards Board Accounting Codification Topic 718, Compensation - Stock Compensation ("FASB ASC Topic 718") by multiplying the volume of phantom units granted by the closing price of the Partnership's common units as of the grant date. For a further discussion of the assumptions and methodologies used to value the awards reported in this column, see the discussion contained in Note 2, Summary of Accounting Policies, in the Notes to Consolidated Financial Statements.

(2)
Karen B. Davis served as the Chief Financial Officer of the general partner of the Partnership from December 1, 2014, to February 2, 2015. Effective on February 2, 2015, Ms. Davis resigned as Chief Financial Officer and subsequently forfeited the phantom units awarded to her on December 1, 2014, and reported above. Ms. Davis was appointed Executive Vice President and Chief Financial Officer of the general partner on August 15, 2016, after phantom units were granted to our named executive officers in 2016. As such, Ms. Davis did not receive compensation for services provided to us during 2016.

(3)
Gary R. Dalke served as Chief Financial Officer of the general partner of the Partnership from July 2013 through December 1, 2014, at which time he was promoted to Executive Vice President. Following Ms. Davis' resignation as Chief Financial Officer of the general partner on February 2, 2015, he served as Executive Vice President and Interim Chief Financial Officer of the general partner of the Partnership. Mr. Dalke left this position effective August 15, 2016. Mr. Dalke agreed to remain with the Partnership in a consulting capacity.

GRANTS OF PLAN-BASED AWARDS — FISCAL 2016

	Grant	Number of Shares of Stock or Units	Grant Date Fair Value of Stock and Option Awards
Name	Date	(#)(1)	($)(2)
Jeff A. Stevens	3/28/2016	12,916	275,111
Karen B. Davis (3)	—	—	—
Mark J. Smith	3/28/2016	6,740	143,562
Lowry Barfield	3/28/2016	4,713	100,387
Matthew L. Yoder	3/28/2016	13,036	277,667
Gary R. Dalke (4)	3/28/2016	5,288	112,634

(1)	This column reflects the number of phantom units awarded to each named executive officer during 2016.

(2)
This column represents the grant date fair value of the phantom units awarded on March 28, 2016. This amount is computed in accordance with FASB ASC Topic 718 and is calculated by multiplying the volume of phantom units granted by the weighted average closing price of the Partnership's common units as of the grant date. The weighted average closing price of the Partnership's common units on March 28, 2016, was $21.30. For a further discussion of the assumptions and methodologies used to value the awards reported in this column, see Note 2, Summary of Accounting Policies, in the Notes to Consolidated Financial Statements.

(3)	Ms. Davis was appointed Executive Vice President and Chief Financial Officer of the general partner on August 15, 2016, and thus did not receive a phantom unit award for 2016.

(4)
Gary R. Dalke served as Chief Financial Officer of the general partner of the Partnership from July 2013 through December 1, 2014, at which time he was promoted to Executive Vice President. Following Ms. Davis' resignation as Chief Financial Officer of the general partner on February 2, 2015, he served as Executive Vice President and Interim Chief Financial Officer of the general partner of the Partnership. Mr. Dalke left this position effective August 15, 2016. Mr. Dalke agreed to remain with the Partnership in a consulting capacity.

OUTSTANDING EQUITY AWARDS AT FISCAL 2016 YEAR END

	Unit Awards
	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested
Name	(#)(1)	($)(2)
Jeff A. Stevens	61,462	1,312,214
Karen B. Davis (3)	—	—
Mark J. Smith	29,285	625,235
Lowry Barfield	21,310	454,969
Matthew L. Yoder	30,596	653,225
Gary R. Dalke (4)	24,155	515,709

(1)
Amounts in this column represent equity awards of time-based phantom unit awards that were outstanding as of December 31, 2016. The following table presents by grant date the vesting schedule of outstanding awards of phantom units as of December 31, 2016, the last business day of the fiscal year:

	Grant Awards (a)
	Grant	Units	Remaining Annual Vestings
Name	Date	Granted	2017	2018	2019	2020
Jeff A. Stevens	1/31/2014	63,252	12,650	12,650	12,650
	3/26/2015	13,246	2,649	2,649	2,649	2,649
	3/28/2016	12,916	4,306	4,305	4,305
Mark J. Smith	1/31/2014	34,578	6,916	6,915	6,915
	3/26/2015	2,249	450	450	450	449
	3/28/2016	6,740	2,247	2,247	2,246
Lowry Barfield	1/31/2014	24,176	4,835	4,835	4,835
	3/26/2015	2,615	523	523	523	523
	3/28/2016	4,713	1,571	1,571	1,571
Matthew L. Yoder	1/31/2014	17,193	3,439	3,438	3,438
	3/26/2015	9,057	1,812	1,811	1,811	1,811
	3/28/2016	13,036	4,346	4,345	4,345
Gary R. Dalke	1/31/2014	27,128	5,426	5,425	5,425
	3/26/2015	3,239	648	648	648	647
	3/28/2016	5,288	1,763	1,763	1,762

(a)
These columns represent equity awards of time-based phantom unit awards, granted on the date noted, that remain subject to vesting requirements as of December 31, 2016. The time-based phantom unit awards granted on January 31, 2014 and March 26, 2015, vest ratably over five years on the fourth business day prior to the end of the Partnership's first fiscal quarter in each year following the grant date. The time-based phantom unit awards granted on March 28, 2016, vest ratably over three years on the fourth business day prior to the end of the Partnership's first fiscal quarter in each year following the grant date.

(2)
The market value of the unvested time-based phantom units was calculated by multiplying the number of unvested time-based phantom units by $21.35, the closing price of the Partnership's common units on December 31, 2016, the last business day of the fiscal year.

(3)	Ms. Davis was appointed Executive Vice President and Chief Financial Officer of the general partner on August 15, 2016, and thus did not receive a phantom unit award for 2016.

(4)
Gary R. Dalke served as Chief Financial Officer of the general partner of the Partnership from July 2013 through December 1, 2014, at which time he was promoted to Executive Vice President. Following Ms. Davis' resignation as Chief Financial Officer of the general partner on February 2, 2015, he served as Executive Vice President and Interim Chief Financial Officer of the general partner of the Partnership. Mr. Dalke left this position effective August 15, 2016. Mr. Dalke agreed to remain with the Partnership in a consulting capacity.

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
Assuming the named executive officers experienced a separation from service as of December 31, 2016, due to death or Disability or during the 24 months following a Change of Control and such termination is without Cause or for Good Reason, then the following payments would be applicable for each named executive officer.

	Accelerated Vesting of Phantom Units	Total
Name	($)(1)	($)
Jeff A. Stevens	1,312,214	1,312,214
Karen B. Davis (2)	—	—
Mark J. Smith	625,235	625,235
Lowry Barfield	454,969	454,969
Matthew L. Yoder	653,225	653,225
Gary R. Dalke (3)	515,709	515,709

(1)
This column represents the market value of the time-based phantom units subject to acceleration calculated by multiplying the number of unvested units on December 31, 2016, by $21.35, which was the closing price of the Partnership's common units on December 30, 2016.

(2)	Ms. Davis was appointed Executive Vice President and Chief Financial Officer of the general partner on August 15, 2016, and thus did not receive a phantom unit award for 2016.

(3)
Gary R. Dalke served as Chief Financial Officer of the general partner of the Partnership from July 2013 through December 1, 2014, at which time he was promoted to Executive Vice President. Following Ms. Davis' resignation as Chief Financial Officer of the general partner on February 2, 2015, he served as Executive Vice President and Interim Chief Financial Officer of the general partner of the Partnership. Mr. Dalke left this position effective August 15, 2016. Mr. Dalke agreed to remain with the Partnership in a consulting capacity.

Neither we nor Western allocate any portion of the expense reimbursement provided for in the omnibus or services agreements to services provided by an individual executive officer to us, including upon a named executive officer terminating service; rather, the amount reimbursed covers a wide range of selling, general and administrative costs that Western calculates annually at its discretion. As such, we would not be responsible for any payments, other than those described above, in the event our named executive officers cease providing services to us or to Western or in the event of a change of control of us or Western. Further, Western would be under no obligation to make any payments to our named executive officers solely because we severed our service relationship with them or we experienced a change of control.
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
Our general partner’s board of directors is not required to maintain, and does not maintain, a compensation committee. Accordingly, the board of directors evaluates and sets Non-employee Director compensation. In setting Non-employee Director compensation, the board of directors generally follows a process similar to that used for setting named executive officer compensation, as discussed above. The board of directors considers the advice, analysis and information provided by independent compensation consultants as well as the current market conditions and industry environment in which the Partnership operates. The board of directors further considers the significant amount of time that directors spend fulfilling their duties and the skill and experience required of the directors. After considering all of these factors and using their common sense, experience and judgment, the board of directors established a Non-employee Director compensation program comprised of both cash and equity components awarded under our LTIP in the amounts described below for each of 2016 and 2017.

Non-Employee Director Compensation for 2016
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
At the end of 2014, the board of directors of the general partner retained PM&P to provide a comprehensive analysis of the Partnership's director and named executive officer compensation and to provide comparative data and associated recommendations regarding peer groups. PM&P provided its comprehensive analysis in January 2015, and the board of directors utilized this data and analysis, in conjunction with the other sources of information described above, in setting 2016 Non-employee Director compensation.
Officers or employees of our general partner who also serve as directors of our general partner do not receive additional compensation for such service. Currently, Mr. Stevens is the only director who is also an officer of our general partner, and as such, he does not receive additional compensation for such service as a director. In 2016, Non-employee Directors received compensation as follows:

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
On July 26, 2016, the board of directors granted Non-employee Directors phantom units that generally vest and settle in September 2017, subject to the director's continued provision of services to the general partner and the Partnership through the applicable vesting date. The phantom units may be satisfied by delivery of common units, cash equal to the fair market value of the specified number of common units covered by the award on the vest date, or any combination thereof as determined by the board of directors. The phantom units include DERs, which entitle the director to receive cash at the time of vesting equal to the amount of any cash distributions made by the Partnership during the period the DER is outstanding. DERs that relate to the phantom units will be forfeited to the extent the award is forfeited.
The following table reflects all compensation granted to each Non-employee Director during 2016. Mr. Stevens serves as the Chief Executive Officer and President of our general partner and, as such, does not receive any additional compensation for his service as a director.
2016 NON-EMPLOYEE DIRECTOR COMPENSATION

	Fees Earned or Paid in Cash	Stock Awards	Total
Name	($)(1)	($)(2)(3)(4)	($)
Paul L. Foster	74,000	75,000	149,000
Scott D. Weaver	74,000	75,000	149,000
David D. Kinder	107,000	75,000	182,000
Michael C. Linn	102,000	75,000	177,000
Andrew L. Atterbury	92,000	75,000	167,000

(1)	The amounts in this column reflect the annual cash fees earned for each Non-employee Directors' board and committee service during the 2016 fiscal year for services provided during 2016.

(2)
On July 26, 2016, each of the Non-employee Directors received a grant of 3,171 phantom units, representing his annual phantom unit award grant of $75,000, based on the closing trading price of $23.65 per common unit of the Partnership.

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

(4)	As of December 31, 2016, each Non-employee Director had the following number of outstanding phantom unit awards:

Stock Awards
Number Phantom Units That Have Not Vested
Name	(#)(1)
Paul L. Foster	3,171
Scott D. Weaver	3,171
David D. Kinder	3,171
Michael C. Linn	3,171
Andrew L. Atterbury	3,171

(a)	Equity awards of phantom units granted to non-employee directors generally will vest in full twelve months after the grant date.
Non-Employee Director Compensation for 2017
In October 2016, the board of directors evaluated Non-employee Director compensation for 2017, including the factors described above in Non-Employee Director Compensation Process Generally, and the analysis provided by PM&P in January 2015 and October 2016 of the Partnership's Non-employee Director compensation, comparative data and associated recommendations regarding peer groups. Following this evaluation, the board of directors determined to adjust the levels of Non-employee Director compensation as follows:

•	A cash retainer of $75,000 per year, paid quarterly.

•	For the Audit Committee chair, an additional cash retainer of $15,000 per year, paid quarterly

•	For the Conflicts Committee chair, an additional cash retainer of $15,000 per year, paid quarterly.

•	An additional cash payment of $1,500 for each Conflicts Committee meeting attended.

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
We report the amounts and percentage of units beneficially owned on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. The rules of the SEC deem a person a “beneficial owner” of a security if that person has or shares “voting power” that includes the power to vote or to direct the voting of the security, or “investment power” that includes the power to dispose of or to direct the disposition of the security. In computing the number of common units beneficially owned by a person and the percentage ownership of that person, common units subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of February 24, 2017, if any, are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all units that they beneficially own, subject to community property laws where applicable.
The following table includes common units granted under the LTIP and that directors and executive officers have purchased, including through the directed unit program during the Offering. The percentage of our units beneficially owned is based on a total of 38,074,324 common units and 22,811,000 subordinated units outstanding. The percentage of Western shares beneficially owned is based on a total of 108,698,435 common shares outstanding.

	Western Refining Logistics, LP					Western Refining, Inc.
Name of Beneficial Owner (1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Percentage of Total Common and Subordinated Units Beneficially Owned	Common Stock Beneficially Owned		Percentage of Common Stock Beneficially Owned
Paul L. Foster (2)	802,484	2.1%	—	—	1.3%	19,564,047		18.0%
Jeff A. Stevens	430,297	1.1%	—	—	0.7%	3,626,893		3.3%
Scott D. Weaver	123,373	0.3%	—	—	0.2%	1,307,229		1.2%
Mark J. Smith	44,000	0.1%	—	—	*	73,051		0.1%
Michael C. Linn	31,252	*	—	—	*	—		—
Gary R. Dalke	22,937	*	—	—	*	61,345		0.1%
Matthew L. Yoder	24,319	*	—	—	*	55,047		0.1%
Jeffrey S. Beyersdorfer	12,868	*	—	—	*	81,401		0.1%
Andrew L. Atterbury	29,825	*	—	—	*	—	—	—
David D. Kinder	24,052	*	—	—	*	—		—
William R. Jewell	8,924	*	—	—	*	110,398		0.1%
Lowry Barfield	13,536	*	—	—	*	67,772		0.1%
Karen B. Davis	—	—	—	—	—	6,428		*
All directors and executive officers as a group (13 persons)	1,567,867	4.1%	—	—	2.6%	24,953,611		23.0%
Other 5% or more unitholders:
Western Refining, Inc. (3)	9,207,847	24.2%	22,811,000	100.0%	52.6%	—		—
Harvest Fund Advisors LLC (4)	3,753,899	9.9%	—	—	6.2%	—		—
MTP Energy Master Fund Ltd (5)	1,999,000	5.3%	—	—	3.3%	—		—

*	Less than .1%.

(1)	Unless otherwise indicated, the address for all beneficial owners in this table is 212 N. Clark Dr., El Paso, Texas 79905.

(2)
Of the Western shares indicated as beneficially owned by Mr. Foster, 16,129,581 are beneficially owned by Franklin Mountain Investments Limited Partnership ("FMILP"), in which Mr. Foster holds a 100.0% interest. Mr. Foster is the sole shareholder and President of Franklin Mountain G.P., LLC, the General Partner of FMILP and, as such, he may be deemed to have voting and dispositive power over the shares beneficially owned by FMILP.

(3)
As of December 31, 2016, Western indirectly held 9,207,847 common units and 22,811,000 subordinated units. Western Refining Southwest, Inc. ("WRSW"), a wholly-owned subsidiary of Western, is the record holder of 8,579,623 common units and 22,811,000 subordinated units and St. Paul Park Refining Co. LLC is the record holder of 628,224 common units. Western is the ultimate parent company of Western Refining Southwest, Inc. and St. Paul Park Refining Co. LLC and may, therefore, be deemed to beneficially own the units held by it. Western files information with or furnishes information to the Securities and Exchange Commission pursuant to the information requirements of the Securities Exchange Act of 1934, as amended. As of December 31, 2016, Western also indirectly held, through WRSW, 80,000 TexNew Mex Units.

(4)
According to a Schedule 13G filed with the SEC on February 5, 2016, by Harvest Fund Advisors LLC, with an address of 100 W. Lancaster Ave, Ste 200, Wayne, Pennsylvania 19087. The Schedule 13G reports that Harvest Fund Advisors LLC holds sole voting and sole dispositive power with respect to the reported units.

(5)
According to a Schedule 13G filed with the SEC on February 4, 2016, by MTP Energy Master Fund Ltd, with an address of 1603 Orrington Avenue, Suite 1300, Evanston, Illinois, 60201. The Schedule 13G reports that MTP Energy Master Fund Ltd holds sole voting and sole dispositive power with respect to the reported units.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information relating to our equity compensation plans as of December 31, 2016:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted average exercise price of outstanding options, warrants and rights (2)	(c) Number of securities remaining available for future issuance under equity compensation plans, excluding securities reflected in column (a)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders (3)	285,155	—	4,098,368
Total	285,155	—	4,098,368

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
Certain Relationships and Related Party Transactions
As of February 24, 2017, Western owns 9,207,847 common units and 22,811,000 subordinated units, representing a 52.6% limited partner interest in us. Western also owns through its wholly-owned subsidiary, WRSW, 80,000 TexNew Mex Units. Transactions with Western and its affiliated entities are considered to be related party transactions because Western and its affiliates own more than 5% of our equity interests; in addition, Western's executive officers serve as executive officers of both Western and our general partner.
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
Procedures for Review, Approval and Ratification of Transactions with Related Persons
The Audit Committee of our general partner is generally charged with the responsibility of reviewing, approving and ratifying all transactions with related persons that are required to be disclosed under the SEC’s rules and regulations and to determine whether such transactions are appropriate for WNRL to undertake. This responsibility is set forth in the Audit Committee’s charter which is posted on our website at www.wnrl.com or a copy of which can be provided by sending a written request to the general partner’s General Counsel at WNRL’s corporate headquarters located at 212 N. Clark Dr., El Paso, Texas 79905.
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
St. Paul Park Logistics Transaction
On September 15, 2016, WNRL acquired Western's St. Paul Park Logistics Assets. The St. Paul Park Logistics Assets primarily receive, store and distribute crude oil, feedstock and refined products associated with Western's St. Paul Park refinery. We acquired the St. Paul Park Logistics Assets from Western in exchange for $195 million in cash and 628,224 common units representing limited partner interests in WNRL.
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
Distributions and Payments to Our General Partner and its Affiliates
We will generally make cash distributions to our unitholders pro rata, including Western, as the holder of 9,207,847 common units and 22,811,000 subordinated units. In addition, if distributions exceed the minimum quarterly distribution and other higher target distribution levels, Western will be entitled to increasing percentages of the distributions, up to 50% of the distributions above the highest target distribution level. During 2016, we declared and paid distributions that were in excess of the target distribution amounts set forth in our partnership agreement, resulting in distributions to our General Partner as the holder of incentive distribution rights.
Assuming we have sufficient available cash to pay the full minimum quarterly distribution on all of our outstanding units for four quarters, Western would receive an annual distribution of approximately $36.8 million on its common and subordinated units. See Note 14, Equity, in the Notes to Consolidated Financial Statements included in this annual report for additional information.
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
Commercial Agreements with Western
Logistics Agreements
We derive substantially all of our logistics revenues from fee-based agreements with Western supported by minimum volume commitments and annual adjustments to fees that we and Western may renew for two additional five-year periods upon mutual agreement. Under these agreements, we provide various pipeline, gathering, transportation, terminalling and storage services to Western and Western has committed to provide us with minimum fees based on minimum monthly throughput volumes of crude oil and refined and other products and reserved storage capacity.
Pipeline and Gathering Services Agreement
We entered into a pipeline and gathering services agreement, as amended, with Western under which we agreed to transport crude oil on our Permian Basin system to Western’s El Paso refinery and on our Four Corners system to Western’s Gallup refinery. We charge Western fees for pipeline movements, truck offloading and product storage. During 2016, we recorded fee based revenues of $75.4 million related to this agreement.
In connection with the TexNew Mex Pipeline Acquisition, WNRL entered into the Amendment to the Pipeline Agreement. Among other things, the Amendment to the Pipeline Agreement amends the scope of the existing agreement to include the provision of storage services and a minimum volume commitment of 80,000 barrels of storage at the Star Lake storage tank. In the Amendment to the Pipeline Agreement, Western also agreed to provide a minimum volume commitment of 13,000 bpd of crude oil on the TexNew Mex Pipeline for 10 years from the date of the Amendment to the Pipeline Agreement.
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
Terminalling, Transportation and Storage Services Agreement
Southwest
We entered into a terminalling, transportation and storage services agreement, as amended, with Western under which we have agreed to, among other things, distribute products produced at Western’s refineries, connect Western’s refineries to third-party pipelines and systems and provide fee-based asphalt terminalling and processing services. At our network of crude oil and refined products terminals and related assets and storage facilities, we charge Western fees for crude oil, blendstock and refined product storage, shipments into and out of storage and additive and blending services. At our asphalt plant and terminal in El Paso and our three stand-alone asphalt terminals, we charge Western fees for asphalt storage, shipments into and out of asphalt storage and asphalt processing and blending. During 2016, we recorded fee based revenues of $89.6 million related to this agreement.
St. Paul Park
In connection with the St. Paul Park Logistics Transaction, we entered into the St. Paul Park Terminalling Agreement. Pursuant to the St. Paul Park Terminalling Agreement, we agreed to provide product storage services, product throughput services and product additive and blending services at the terminal facilities located at or near Western's refinery in St. Paul Park, Minnesota. In exchange for such services, Western has agreed to certain minimum volume commitments and to pay certain fees. The St. Paul Park Terminalling Agreement will have an initial term of ten years, which may be extended for up to two renewal terms of five years each upon the mutual agreement of the parties. During 2016, we recorded fee based revenues of $13.6 million related to this agreement.
Wholesale Agreements
We entered into the following 10-year agreements with Western.
Product Supply Agreement
We entered into a product supply agreement, as amended, under which Western will supply and we will purchase approximately 79,000 bpd of refined products. The price per barrel will be based upon OPIS or Platts indices on the day of delivery. Pricing is subject to annual revision based on mutual agreement between us and Western. The agreement provides for make-up payments to us in any month that our average margin on non-delivered rack sales is less than a certain amount. During 2016, we recorded $2.2 million in revenues related to make-up payments from Western under this agreement.
Fuel Distribution and Supply Agreement
We entered into a fuel distribution and supply agreement under which Western agreed to purchase all of its retail requirements for branded and unbranded motor fuels for its retail and unmanned fleet fueling sites at a price per gallon that is $0.03 above our cost. Western has agreed to purchase a minimum of 645,000 barrels per month of branded and unbranded motor fuels for its retail and unmanned fleet fueling sites. In any month that Western doesn’t purchase the minimum volume, Western will pay us $0.03 per gallon shortfall. In any month in which Western purchases volumes in excess of the minimum, we will pay Western $0.03 per gallon over the minimum until the balance of the trailing twelve month shortfall payments is reduced to $0. During 2016, we recorded $10.1 million in revenues from Western under this agreement.
Crude Oil Trucking Transportation Services Agreement
We entered into a crude oil trucking transportation services agreement, as amended, under which Western has agreed to pay a flat rate per mile per barrel plus monthly fuel adjustments and customary applicable surcharges. The rates are subject to adjustment annually based on mutual agreement between us and Western. Western has agreed to contract a minimum of 1.525 million barrels of crude oil to us for hauling each month. During the year ended December 31, 2016, we recorded $36.3 million in revenues related to mileage rates and other adjustments and surcharges from Western under this agreement.

Asphalt Trucking Transportation Services Agreement
We entered into an asphalt trucking transportation services agreement under which Western has agreed to pay a flat rate per mile per ton (with market adjustments) based on the distance between the applicable pick-up and delivery points, plus monthly fuel adjustments and customary applicable surcharges. The rates are subject to adjustment annually based on mutual agreement between us and Western. Volumes of asphalt transported pursuant to this agreement will be credited, on a barrel per barrel basis, towards Western’s contract minimum under the Crude Oil Trucking Transportation Services Agreement. Under this Agreement, Western has given us the first option to transport all asphalt volumes Western transports by truck.
During the year ended December 31, 2016, we recorded $8.3 million in revenues related to mileage rates and other adjustments and surcharges from Western under this agreement.
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
Contribution, Conveyance and Assumption Agreement
Contribution, Conveyance and Assumption Agreement dated September 7, 2016
We entered into a Contribution, Conveyance and Assumption Agreement with Western under which WNRL acquired approximately 4.0 million barrels of refined product and crude oil storage tanks, a light products terminal, a heavy products loading rack, certain rail and barge facilities, certain other related logistics assets, and two crude oil pipeline segments and one pipeline segment not currently in service, each of which is approximately 2.5 miles and extends from Western's refinery in St. Paul Park, Minnesota to Western’s tank farm in Cottage Grove, Minnesota. Western made certain representations and warranties regarding the acquired assets, including with respect to environmental matters, and agreed to indemnify us for breaches of those representations and warranties, subject to specified deductibles, caps and other limitations.
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
On May 4, 2015, we entered into a Joinder Agreement with Western and Northern Tier Energy ("NTI") that joined us as a party to the Shared Services Agreement, dated October 30, 2014, between Western and NTI and under which Western and NTI provide services to each other in support of their operations. Under the Joinder Agreement, we provide certain scheduling and other services in support of NTI’s operations and NTI reimburses us for the costs associated with providing such services. During the years ended December 31, 2016 and 2015, we incurred expenses of $0.4 million and $0.3 million, respectively, or change to which are reimbursable from NTI under the shared services agreement.
For amounts paid by us or Western, as applicable, under the above described agreements, see Note 21, Related Party Transactions to our Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data above.
The information required by Item 407(a) of Regulation S-K is included in Item 10. Directors, Executive Officers and Corporate Governance above.

Item 14.	Principal Accountant Fees and Services
For fiscal year 2016 and 2015, Deloitte & Touche LLP billed the following fees and expenses for the indicated services:

	Deloitte Fiscal Year Ended 12/31/2016	Deloitte Fiscal Year Ended 12/31/2015
Audit Fees	$871,300	$685,300
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees and Expenses	$871,300	$685,300
Audit fees paid for the services of Deloitte during fiscal year 2016 and 2015 include fees billed for professional services rendered for (i) the audits of our consolidated financial statements; (ii) the audit of the effectiveness of our internal control over financial reporting; (iii) the review of our interim consolidated financial statements included in quarterly reports; (iv) audit of carve out financial statements; and (v) services provided in connection with our regulatory filings and registration statements.

Fees and expenses are for services in connection with the audit of our fiscal year ended December 31, 2016 and 2015 financial statements regardless of the timing of payment for those fees and expenses.
Audit Committee Approval of Audit and Non-Audit Services
The Audit Committee of WNRL’s general partner has adopted a Pre-Approval Policy with respect to services that may be performed by Deloitte & Touche LLP. This policy lists specific audit-related services as well as any other services that Deloitte & Touche LLP is authorized to perform and sets out specific dollar limits for each specific service, which may not be exceeded without additional Audit Committee authorization. The Audit Committee receives quarterly reports on the status of expenditures pursuant to that Pre-Approval Policy. The Audit Committee reviews the policy at least annually in order to approve services and limits for the current year. Any service that is not clearly enumerated in the policy must receive specific pre-approval by the Audit Committee or by its Chairperson, to whom such authority has been conditionally delegated, prior to engagement. During 2016, all fees reported above were approved in accordance with the Pre-Approval Policy.

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

2.5
Contribution, Conveyance and Assumption Agreement, dated as of September 7, 2016, by and among Western Refining, Inc., St. Paul Park Refining Co. LLC, Western Refining Logistics GP, LLC and Western Refining Logistics, LP. (incorporated by reference to Exhibit 2.1 to WNRL’s Current Report on Form 8-K, filed with the SEC on September 7, 2016).

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

Exhibit Number	Description
4.4	Form of Senior Indenture (incorporated by reference to Exhibit 4.1 to Western Refining Logistics, LP’s Registration Statement on Form S-3 (File No. 333-204437), filed with the SEC on May 22, 2015).
4.5	Form of Senior Debt Securities (included in Exhibit 4.4).
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
10.16††
Asphalt Trucking Transportation Services Agreement, dated May 4, 2016 and effective as of January 1, 2016, by and among Western Refining Wholesale, LLC, Western Refining Company, L.P., and, for certain limited purposes stated therein, Western Refining Southwest, Inc. (incorporated by reference to Exhibit 10.1 to WNRL's Quarterly Report on Form 10-Q, filed with the SEC on August 4, 2016).

10.17††
Terminalling, Transportation and Storage Services Agreement, dated September 15, 2016, by and between St. Paul Park Refining Co. LLC and Western Refining Terminals, LLC (incorporated by reference to Exhibit 10.1 to WNRL’s Current Report on Form 8-K, filed with the SEC on September 20, 2016).

Exhibit Number	Description
10.18
Commitment Increase and First Amendment to Credit Agreement, dated September 15, 2016, among Western Refining Logistics, LP, as borrower, certain subsidiaries of the Partnership, the lenders from time to time party thereto and Well Fargo Bank, National Association, as Administrative Agent, Swingline Lender and L/C Issuer (incorporated by reference to Exhibit 10.2 to WNRL’s Current Report on Form 8-K, filed with the SEC on September 20, 2016).

12.1*	Statements of Computation of Ratio of Earnings to Fixed Charges.
21.1*	List of Subsidiaries of WNRL.
23.1*	Consent of Deloitte & Touche LLP, dated March 1, 2017.
31.1*	Certification Statement of Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Statement of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Statement of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification Statement of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Interactive Data Files.
_______________________________________

*	Filed herewith.
**	Furnished herewith.
***	Reports filed under the Securities Exchange Act of 1934, as amended (including Form 10-K, Form 10-Q and Form 8-K), are filed under File No. 001-36114.
†	Management contract or compensatory plan or arrangement.
††	The SEC has granted confidential treatment for certain portions of this Exhibit pursuant to a confidential treatment order. Such portions have been omitted and filed separately with the SEC.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
WESTERN REFINING LOGISTICS, LP
BY: WESTERN REFINING LOGISTICS GP, LLC

Signature	Title	Date
/s/ Jeff A. Stevens	President and Chief Executive Officer	March 1, 2017
Jeff A. Stevens
________________________________________________________________________________________________________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jeff A. Stevens	Chief Executive Officer, President and Director	March 1, 2017
Jeff A. Stevens	(Principal Executive Officer)

/s/ Paul L. Foster	Director	March 1, 2017
Paul L. Foster

/s/ Scott D. Weaver	Director	March 1, 2017
Scott D. Weaver

/s/ David D. Kinder	Director	March 1, 2017
David D. Kinder

/s/ Michael C. Linn	Director	March 1, 2017
Michael C. Linn

/s/ Andrew L. Atterbury	Director	March 1, 2017
Andrew L. Atterbury

/s/ Karen B. Davis	Chief Financial Officer	March 1, 2017
Karen B. Davis	(Principal Financial Officer and Principal Accounting Officer)