Form 10-Q
period 2017-03-31
Western Refining Logistics, LP
filed 2017-05-05
CIK 1581908

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File Number: 001-36114
WESTERN REFINING LOGISTICS, LP
(Exact name of registrant as specified in its charter)

Delaware	46-3205923
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

212 N. Clark St.	79905
El Paso, Texas	(Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code: (915) 775-3300
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 28, 2017, there were 60,941,977 common units outstanding.

WESTERN REFINING LOGISTICS, LP

FORWARD-LOOKING STATEMENTS
Certain statements included throughout this Quarterly Report on Form 10-Q and in particular under the section entitled Part I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations relating to matters that are not historical fact are forward-looking statements that represent management’s beliefs and assumptions based on currently available information. These forward-looking statements relate to matters such as our industry including the regulation of our industry, the expected outcomes of legal proceedings involving us or Western Refining, Inc. ("Western"), business strategies, future operations, acquisition opportunities, volatility of crude oil prices, gross margins, volumes, taxes, capital expenditures, liquidity and capital resources, sources of financing for acquisitions, maintenance capital expenditures, distributions and other financial and operating information. Forward-looking statements give our current expectations, contain projections of results of operations or of financial condition or forecasts of future events. We have used the words “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “position,” “potential,” “predict,” “project,” “strategy,” “will,” “future” and similar terms and phrases to identify forward-looking statements in this report.
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
When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Form 10-Q. Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to predict or identify all of these factors, they include, among others, the following:

•
changes in the business strategy or activity levels of Western that may be impacted by a variety of factors, including changes in crack spreads, changes in the spread between West Texas Intermediate ("WTI") crude oil and West Texas Sour ("WTS") crude oil, also known as the sweet/sour spread, changes in the spread between Western Canadian Select ("WCS") and WTI crude oil, changes in the spread between WTI crude oil and Dated Brent crude oil and changes in the spread between WTI Cushing crude oil and WTI Midland crude oil, Western's post-merger integration with Northern Tier Energy LP and Western's announced merger with Tesoro Corporation, a Delaware corporation (the "Tesoro Merger");

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
WESTERN REFINING LOGISTICS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except unit data)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$23,298	$14,652
Accounts receivable:
Affiliate	46,228	48,798
Third-party, net of a reserve for doubtful accounts of $117 and $132, respectively	62,385	65,240
Inventories	60	68
Prepaid expenses	6,946	6,421
Other current assets	4,970	6,403
Assets held for sale	16,021	17,354
Total current assets	159,908	158,936
Property, plant and equipment, net	410,154	412,170
Intangible assets, net	6,301	6,515
Other assets	3,115	3,233
Total assets	$579,478	$580,854
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Affiliate	$126,406	$120,063
Third-party	13,596	9,186
Accrued liabilities	35,485	39,599
Total current liabilities	175,487	168,848
Long-term liabilities:
Long-term debt	313,524	313,032
Deferred income tax liability, net	1,129	641
Other liabilities	9	9
Total long-term liabilities	314,662	313,682
Commitments and contingencies
Equity:
General Partner	(7,679)	(5,532)
TexNew Mex unitholders (80,000 units issued and outstanding)	(310)	(310)
Common unitholders - Public (28,923,130 and 28,866,477 units issued and outstanding, respectively)	596,803	600,100
Common unitholders - Western (32,018,847 and 9,207,847 units issued and outstanding, respectively)	(499,485)	(132,802)
Subordinated unitholders - Western (0 and 22,811,000 units issued and outstanding, respectively)	—	(363,132)
Total equity	89,329	98,324
Total liabilities and equity	$579,478	$580,854

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING LOGISTICS, LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per unit data)

	Three Months Ended
	March 31,
	2017	2016
Revenues:
Fee based:
Affiliate	$65,477	$51,928
Third-party	619	690
Sales based:
Affiliate	125,067	97,529
Third-party	413,529	317,892
Total revenues	604,692	468,039
Operating costs and expenses:
Cost of products sold:
Affiliate	122,699	95,149
Third-party	394,600	300,441
Operating and maintenance expenses	44,847	44,658
Selling, general and administrative expenses	6,743	5,364
Gain on disposal of assets, net	(291)	(99)
Depreciation and amortization	9,732	9,338
Total operating costs and expenses	578,330	454,851
Operating income	26,362	13,188
Other income (expense):
Interest and debt expense	(6,608)	(7,052)
Other income (expense), net	22	(118)
Net income before income taxes	19,776	6,018
Benefit (provision) for income taxes	110	(261)
Net income	19,886	5,757
Less net loss attributable to General Partner	—	(8,250)
Net income attributable to limited partners	$19,886	$14,007

Net income per limited partner unit:
Common - basic	$0.22	$0.28
Common - diluted	0.22	0.28
Subordinated - basic and diluted	0.51	0.28

Weighted-average limited partner units outstanding:
Common - basic	45,681	24,448
Common - diluted	45,688	24,454
Subordinated - basic and diluted	15,207	22,811

Cash distributions declared per common unit	$0.4375	$0.3925

Prior-period financial information has been retrospectively adjusted for the St. Paul Park Logistics Transaction.
The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING LOGISTICS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net income	$19,886	$5,757
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,732	9,338
Reserve for doubtful accounts	(15)	1
Amortization of loan fees	492	342
Unit-based compensation expense	635	524
Deferred income taxes	488	—
Gain on disposal of assets, net	(291)	(99)
Changes in operating assets and liabilities:
Accounts receivable - Third-party	2,870	(5,893)
Accounts receivable - Affiliate	2,570	4,909
Inventories	8	2,724
Prepaid expenses	(525)	(1,247)
Other assets	2,734	132
Accounts payable and accrued liabilities	4,762	2,525
Net cash provided by operating activities	43,346	19,013
Cash flows from investing activities:
Capital expenditures	(5,470)	(8,356)
Proceeds from sale of assets	363	119
Net cash used in investing activities	(5,107)	(8,237)
Cash flows from financing activities:
Payments on revolving credit facility	—	(15,000)
Deferred financing costs	(78)	—
Quarterly distributions to Western	(16,154)	(13,392)
Quarterly distributions to common unitholders - public	(12,629)	(6,228)
Payments of tax withholdings for unit-based compensation	(732)	(483)
Contributions from affiliate	—	8,375
Net cash used in financing activities	(29,593)	(26,728)
Net change in cash and cash equivalents	8,646	(15,952)
Cash and cash equivalents at beginning of period	14,652	44,605
Cash and cash equivalents at end of period	$23,298	$28,653
Supplemental disclosure of cash flow information:
Interest paid	$11,761	$12,324
Income taxes paid	89	30
Supplemental disclosure of non-cash investing and financing activities:
Accrued capital expenditures	$5,280	$5,826
Conversion of subordinated units	367,766	—

Prior-period financial information has been retrospectively adjusted for the St. Paul Park Logistics Transaction.
The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization
Western Refining Logistics, LP ("WNRL" or the "Partnership"), "we," "us," and "our" refer to Western Refining Logistics, LP, and, unless the context otherwise requires, our subsidiaries. References to “Western” refer to Western Refining, Inc. WNRL is a Delaware limited partnership formed in July 2013, by Western Refining Logistics GP, LLC ("WRGP" or the "General Partner"), our general partner. WRGP is indirectly 100% owned by Western and holds all of the non-economic general partner interests in WNRL. As of March 31, 2017, Western owned 52.5% of the limited partner interest in WNRL and public unitholders held the remaining 47.5%. See Note 10, Equity, for additional information.
WNRL is principally a fee-based growth-oriented partnership that was formed to own, operate, develop and acquire logistics and related assets and businesses including terminals, storage tanks, pipelines and other logistics assets related to the terminalling, transportation, storage and distribution of crude oil and refined products. WNRL's businesses include 705 miles of pipelines, approximately 12.4 million barrels of active storage capacity, distribution of wholesale petroleum products and crude oil and asphalt trucking.
On March 2, 2017, the requirements for the conversion of all subordinated units into common units were satisfied under the partnership agreement. As a result, the 22,811,000 subordinated units held by Western converted into common units on a one-for-one basis and thereafter participated on terms equal with all other common units in distributions of available cash. See Note 10, Equity, for additional information.
On November 16, 2016, Western entered into an Agreement and Plan of Merger (the “Tesoro Merger Agreement”) with Tesoro Corporation, a Delaware corporation (“Tesoro”), Tahoe Merger Sub 1, Inc., a Delaware corporation and wholly-owned subsidiary of Tesoro (“Merger Sub 1”), and Tahoe Merger Sub 2, LLC, a Delaware limited liability company and wholly-owned subsidiary of Tesoro ("Merger Sub 2"), pursuant to which Merger Sub 1 will merge with and into Western (the “First Tesoro Merger,” and, if a second merger election as discussed below is not made, the “Tesoro Merger”), with Western surviving the First Tesoro Merger as a wholly-owned subsidiary of Tesoro. The Tesoro Merger Agreement permits either Western or Tesoro, for tax considerations, to require the surviving corporation of the First Tesoro Merger be merged with and into Merger Sub 2 immediately following the effective time of the First Tesoro Merger, with Merger Sub 2 being the surviving company from the second merger (the “Second Tesoro Merger,” and if the second merger election is made, collectively with the First Tesoro Merger, the “Tesoro Merger”). The Tesoro Merger is subject to the satisfaction or waiver of the closing conditions provided in the Tesoro Merger Agreement. We will continue as a public entity and our debt will remain outstanding following the completion of the Tesoro Merger.
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
The financial statements presented in this Quarterly Report on Form 10-Q have been retrospectively adjusted to include the combined financial results of the St. Paul Park Logistics Assets prior to September 15, 2016. The historical operations of the St. Paul Park Logistics Assets prior to the St. Paul Park Logistics Transaction generally recorded operating costs and other expenses associated with storage and terminalling services and recorded no revenue. For periods subsequent to the St. Paul Park Logistics Transaction, the results of operations for the St. Paul Park Logistics Assets reflect revenues based on contractual rates set forth in our commercial agreements with Western. See Note 16, Related Party Transactions, for additional information.
Our operations include two reportable segments: the logistics segment and the wholesale segment. See Note 4, Segment Information, for further discussion of our reportable segments.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2. Basis of Presentation and Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017, or for any other period. We have not reported comprehensive income due to the absence of items of other comprehensive income or loss during the periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016.
Financial Instruments and Fair Value
Financial instruments that potentially subject us to concentrations of credit risk consist of accounts receivable. We believe that our credit risk is minimized as a result of the credit quality of our customer base. The carrying amounts of cash and cash equivalents, which we consider Level 1 assets, approximated their fair values at March 31, 2017 and December 31, 2016, due to their short-term maturities.
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
Recent Accounting Pronouncements
Effective January 1, 2017, we adopted the accounting and reporting requirements included in the Accounting Standards Codification ("ASC") for employee share-based payment accounting. We have applied the new standard prospectively, except for the cash flow considerations, which we applied retrospectively. The adoption of these revised standards was not material to our financial position or results of operations. The presentation of our Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016, has been retrospectively adjusted to include payments of $0.5 million for tax withholdings for stock-based compensation in net cash used in financing activities that was previously reported in net cash provided by operating activities as a change in accounts payable and accrued liabilities.
ASU 2017-03 addresses the disclosure requirements in regards to the impact that recently issued accounting standards will have on the financial statements of a registrant when such standards are adopted in a future period. The specific impact of this guidance will be determined by the respective changes in GAAP.
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

We have been evaluating and continue to evaluate the provisions of this standard and its impact on our business processes, business and accounting systems, and financial statements and related disclosures. A multi-disciplined implementation team has gained an understanding of the standard’s revenue recognition model, is reviewing and documenting our contracts, and is analyzing whether enhancements are needed to our business and accounting systems. Thus far in our review and analysis, we have not identified any material differences in our existing revenue recognition methods that would require modification under the new standard. We expect to complete this phase of

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

our implementation plan within the next several months after which we will implement any changes to existing business processes and systems to accommodate the new standard. We will adopt this standard as of January 1, 2018.

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

3. Acquisitions of Common Control Assets
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
In connection with the St. Paul Park Logistics Transaction, we entered into a terminalling, transportation and storage services agreement with Western (the "St. Paul Park Terminalling Agreement"). Pursuant to the St. Paul Park Terminalling Agreement, we agreed to provide product storage services, product throughput services and product additive and blending services at the terminal facilities located at or near Western's refinery in St. Paul Park, Minnesota. In exchange for such services, Western has agreed to certain minimum volume commitments and to pay certain fees. The St. Paul Park Terminalling Agreement has an initial term of ten years, which may be extended for up to two renewal terms of five years each upon the mutual agreement of the parties. See Note 16, Related Party Transactions, for additional information.
4. Segment Information
Our operations are organized into two reportable segments based on marketing criteria, the nature of our products and services and our types of customers. These segments are logistics and wholesale.
Logistics. Our pipeline and gathering assets are positioned to support crude oil supply for Western's El Paso, Gallup and St. Paul Park refineries as well as third parties and consist of crude oil pipelines and gathering assets located primarily in the Delaware Basin, in the Four Corners area of Northwestern New Mexico and in the Upper Great Plains region. These systems gather and transport crude oil by pipeline from various production locations to Western’s refineries utilizing 705 miles of pipeline; 33 crude oil storage tanks with a total combined active shell storage capacity of approximately 959,000 barrels, eight truck loading and unloading locations and 15 pump stations.
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

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

wholesale petroleum products primarily in Arizona, Colorado, Nevada, New Mexico and Texas. The wholesale segment purchases petroleum fuels and lubricants from Western's refining segment and from third-party suppliers.
During the fourth quarter of 2016, we completed an evaluation of our lubricant operations and concluded that lubricants are not strategic to our core operations. We have taken steps to divest the remaining assets associated with our lubricant operations and have executed asset purchase agreements with third parties. We anticipate a completed sale within the second quarter of 2017. In connection with this asset disposal, we reported employee severance costs of $0.2 million within direct operating expenses and selling, general and administrative expenses in our Condensed Consolidated Statement of Operations for the three months ended March 31, 2017. Assets held for sale in our Condensed Consolidated Balance Sheet at March 31, 2017 and December 31, 2016, respectively, include $9.0 million and $10.1 million in inventories and $7.0 million and $7.3 million in property, plant and equipment. These assets and associated results from operations are presented in our Wholesale segment. We expect proceeds from this divestiture of approximately $20.0 million, which would result in a gain on disposal of assets; however, no amounts related to this anticipated transaction have been recorded in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2017.
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
The total assets of each segment consist primarily of cash and cash equivalents; inventories; net accounts receivable; net property, plant and equipment; net intangible assets and other assets directly associated with the individual segment’s operations. Included in the total assets of the corporate operations are cash and cash equivalents, various net accounts receivable, prepaid expenses, other current assets, net deferred income tax items and other long-term assets.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Disclosures regarding our reportable segments with reconciliations to consolidated totals for the three months ended March 31, 2017 and 2016, are presented below.

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
Operating Results:
Logistics:
Revenues: Affiliate	$49,637	$40,916
Revenues: Third-party	619	690
Total revenues	50,256	41,606
Wholesale:
Revenues: Affiliate	140,907	108,541
Revenues: Third-party	413,529	317,892
Total revenues	554,436	426,433

Consolidated revenues	$604,692	$468,039

Operating income (loss):
Logistics	$15,030	$5,913
Wholesale	14,974	9,953
Other	(3,642)	(2,678)
Operating income from segments	26,362	13,188
Other income (expense), net	(6,586)	(7,170)
Consolidated income before income taxes	$19,776	$6,018

Depreciation and amortization:
Logistics	$8,581	$8,155
Wholesale	1,151	1,183
Consolidated depreciation and amortization	$9,732	$9,338

Capital expenditures:
Logistics	$5,451	$7,984
Wholesale	19	372
Consolidated capital expenditures	$5,470	$8,356

Total assets:
Logistics	$411,214	$417,212
Wholesale	145,445	151,323
Other	22,819	27,513
Consolidated total assets	$579,478	$596,048

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
Diluted earnings per unit includes the effects of potentially dilutive units of our common units that consist of unvested phantom units. These units are non-participating securities due to the forfeitable nature of their associated distribution equivalent rights, prior to vesting. We do not consider these units in the two-class method when calculating earnings per unit. Basic and diluted earnings per unit applicable to subordinated limited partners are the same because there were no potentially dilutive subordinated units outstanding.
In accordance with our partnership agreement, Western's subordinated units converted to common units once we met specified distribution targets and successfully complete other tests set forth in our Second Amended and Restated Agreement of Limited Partnership ("Second A&R Partnership Agreement"). On March 2, 2017, the requirements for the conversion of all subordinated units into common units were satisfied under the partnership agreement. As a result, the 22,811,000 subordinated units held by Western converted into common units on a one-for-one basis and thereafter participated on terms equal with all other common units in distributions of available cash. The conversion of the subordinated units did not impact the amount of cash distributions paid by us or the total number of outstanding units. Refer to Note 10, Equity, for further information.
In addition to the common and subordinated units, we have identified the general partner interest, incentive distribution rights and distributions associated with the TexNew Mex Units as participating securities and use the two-class method when calculating earnings per unit applicable to limited partners that is based on the weighted-average number of common units outstanding during the period. We make incentive distribution payments to our General Partner when our per unit distribution amount exceeds the target distribution. During the three months ended March 31, 2017 and 2016, we made incentive distribution right payments to our General Partner of $2.1 million and $0.8 million, respectively. Refer to Note 10, Equity, for further information regarding incentive distribution rights.
To the extent there is sufficient available cash from operating surplus under the Second A&R Partnership Agreement, the holder of the TexNew Mex Units will be entitled to receive a distribution equal to 80% of the excess of TexNew Mex Shared Segment Distributable Cash Flow over the TexNew Mex Base Amount (as such terms are defined in the Second A&R Partnership Agreement). To the extent the holder of a TexNew Mex Unit is entitled to such a distribution, that distribution will be preferential to all other unit holder distributions. During the three months ended March 31, 2017 and 2016, the TexNew Mex unitholders were not entitled to any distributions. Refer to Note 10, Equity, for further information.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The calculation of net income per unit for the three months ended March 31, 2017 and 2016, respectively, is as follows:

	Three Months Ended
	March 31,
	2017	2016
	(In thousands, except per unit data)
Net income	$19,886	$5,757
Net loss attributable to General Partner (1)	—	(8,250)
Net income attributable to limited partners	19,886	14,007
General Partner distributions	(2,147)	(761)
Limited partners' distributions on common units	(16,657)	(9,595)
Limited partners' distributions on subordinated units	(9,979)	(8,954)
Distributions greater than earnings	$(8,897)	$(5,303)

General Partners' earnings:
Distributions	$2,147	$761
Net loss attributable to General Partner (1)	—	(8,250)
Total General Partners' earnings (loss)	$2,147	$(7,489)

Limited partners' earnings on common units:
Distributions	$16,657	$9,595
Allocation of distributions greater than earnings	(6,675)	(2,743)
Total limited partners' earnings on common units	$9,982	$6,852

Limited partners' earnings on subordinated units (2):
Distributions	$9,979	$8,954
Allocation of distributions greater than earnings	(2,222)	(2,560)
Total limited partners' earnings on subordinated units	$7,757	$6,394

Weighted-average limited partner units outstanding:
Common units - basic	45,681	24,448
Common units - diluted	45,688	24,454
Subordinated units - basic and diluted	15,207	22,811

Net income per limited partner unit:
Common - basic	$0.22	$0.28
Common - diluted	0.22	0.28
Subordinated - basic and diluted	0.51	0.28

(1)
We apply the two-class method to calculate earnings per unit and allocate the results of operations of the St. Paul Park Logistics Assets prior to the St. Paul Park Logistics Transaction entirely to our general partner. The limited partners had no rights to the results of operations before the acquisition.

(2)
On March 2, 2017, the 22,811,000 subordinated units held by Western converted into common units on a one-for-one basis and thereafter participated on terms equal with all other common units in distributions of available cash. Distributions greater than earnings were allocated to the subordinated units through March 2, 2017.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. Property, Plant and Equipment, Net
Property, plant and equipment, net was as follows:

	March 31, 2017	December 31, 2016
	(In thousands)
Buildings and improvements	$27,141	$26,463
Pipelines and related assets	266,731	264,398
Terminals and related assets	247,311	245,512
Asphalt plant, terminals and related assets	26,890	26,861
Wholesale and related assets	25,084	24,879
	593,157	588,113
Accumulated depreciation	(191,966)	(182,743)
	401,191	405,370
Construction in progress	8,963	6,800
Property, plant and equipment, net	$410,154	$412,170
Assets held for sale in our Condensed Consolidated Balance Sheets at March 31, 2017 and December 31, 2016 include $7.0 million and $7.3 million, respectively, in net property, plant and equipment. See Note 4, Segment Information, for further discussion.
Depreciation expense was $9.4 million and $9.0 million for the three months ended March 31, 2017 and 2016, respectively. Capitalized interest expense related to capital projects was $0.02 million for the three months ended March 31, 2017 with no comparable activity for the three months ended March 31, 2016.
7. Intangible Assets, Net
A summary of intangible assets, net, is presented in the table below:

	March 31, 2017			December 31, 2016			Weighted-Average Amortization Period (Years)
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Customer relationships	$7,172	$(4,367)	$2,805	$7,172	$(4,234)	$2,938	5.3
Pipeline rights-of-way	6,596	(3,100)	3,496	6,527	(2,950)	3,577	5.3
Intangible assets, net	$13,768	$(7,467)	$6,301	$13,699	$(7,184)	$6,515
Intangible asset amortization expense was $0.3 million for the three months ended March 31, 2017 and March 31, 2016, based upon estimates of useful lives ranging from 1 to 35 years.
Estimated amortization expense for the indicated periods is as follows (in thousands):

Remainder of 2017	$820
2018	1,094
2019	1,094
2020	799
2021	646
2022	533

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. Accrued Liabilities
Accrued liabilities were as follows:

	March 31, 2017	December 31, 2016
	(In thousands)
Deferred revenue - affiliate	$19,496	$19,132
Excise and other taxes	6,899	6,329
Payroll and related costs	3,108	2,703
Interest	2,814	8,439
Property taxes	2,608	2,454
Other	560	542
Accrued liabilities	$35,485	$39,599
9. Debt
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
As of March 31, 2017, the availability under the Revolving Credit Facility was $479.0 million. This availability is net of $20.3 million in direct borrowings and $0.7 million in outstanding letters of credit. We had no swing line borrowings outstanding under our Revolving Credit Facility as of March 31, 2017. The estimated fair value of the Revolving Credit Facility approximates its carrying amount. The interest rate for the borrowings under the Revolving Credit Facility was 4.75% as of March 31, 2017. The unamortized financings costs of $1.8 million and $2.0 million as of March 31, 2017 and December 31, 2016, respectively, are included in long-term debt in the Condensed Consolidated Balance Sheets. The effective rate of interest, including contractual interest and amortization of loan fees, on the Revolving Credit Facility was 3.75% as of March 31, 2017.
The Revolving Credit Facility contains covenants that limit or restrict our ability to make cash distributions. We are required to maintain certain financial ratios; each tested on a quarterly basis for the immediately preceding four quarter period.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.5% Senior Notes
On February 11, 2015, we entered into an Indenture (the “Indenture”) among the Partnership, WNRL Finance Corp., a Delaware corporation and 100% owned subsidiary of the Partnership (“Finance Corp.” and together with the Partnership, the “Issuers”), the Guarantors named therein and U.S. Bank National Association, as trustee (the “Trustee”) under which the Issuers issued $300.0 million in aggregate principal amount of 7.5% Senior Notes due 2023 (the "WNRL 2023 Senior Notes"). The Partnership will pay interest on the WNRL 2023 Senior Notes semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2015. The WNRL 2023 Senior Notes will mature on February 15, 2023. The estimated fair value of the WNRL 2023 Senior Notes was $325.5 million as of March 31, 2017. We incurred financing costs associated with the issuance of the WNRL 2023 Senior Notes of $6.8 million.
Unamortized financings costs of $5.0 million and $5.2 million as of March 31, 2017 and December 31, 2016, respectively, are included in long-term debt in the Condensed Consolidated Balance Sheets. The effective rate of interest, including contractual interest and amortization of loan fees, on the 7.5% Senior Notes was 7.78% as of March 31, 2017.
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
10. Equity
We had 28,923,130 publicly held outstanding common units as of March 31, 2017, including the net settlement and issuance of 56,653 common units upon the vesting of phantom units from our Western Refining Logistics, LP 2013 Long-Term Incentive Plan (the "LTIP") during the three months ended March 31, 2017. Western owned 32,018,847 of our common units constituting an aggregate limited partner interest of 52.5% as of March 31, 2017.
In accordance with our partnership agreement, Western's subordinated units converted to common units once we met specified distribution targets and successfully completed other tests set forth in our Second A&R Partnership Agreement. On March 2, 2017, the requirements for the conversion of all subordinated units into common units were satisfied under the partnership agreement. As a result, the 22,811,000 subordinated units held by Western converted into common units on a one-for-one basis and thereafter participated on terms equal with all other common units in distributions of available cash. The conversion of the subordinated units did not impact the amount of cash distributions paid by us or the total number of outstanding units.
We issued 628,224 common units to Western in connection with the St. Paul Park Logistics Transaction. See Note 3, Acquisitions of Common Control Assets, for further information.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On September 7, 2016, we entered into an underwriting agreement relating to the issuance and sale by the Partnership of 7,500,000 common units representing limited partner interests in the Partnership. The closing of the offering occurred on September 13, 2016. We also granted the underwriter an option to purchase additional common units on the same terms, which was exercised in full and closed on September 30, 2016, for 1,125,000 additional common units.
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
Changes to equity during the three months ended March 31, 2017, were as follows:

	General	TexNew Mex -	Common -	Common -	Subordinated -
	Partner	Western	Public	Western	Western	Total
	(In thousands)
Balance at December 31, 2016	$(5,532)	$(310)	$600,100	$(132,802)	$(363,132)	$98,324
Unit-based compensation	—	—	(98)	—	—	(98)
Conversion of subordinated units	—	—	—	(367,766)	367,766	—
Distributions to partners declared	(2,147)	—	(12,629)	(4,028)	(9,979)	(28,783)
Net income attributable to limited partners	—	—	9,430	5,111	5,345	19,886
Balance at March 31, 2017	$(7,679)	$(310)	$596,803	$(499,485)	$—	$89,329
TexNew Mex Units
The Second A&R Partnership Agreement created the TexNew Mex Shared Segment and the TexNew Mex Units. The TexNew Mex units are generally entitled to participate in 80% of the economics attributable to the TexNew Mex Shared Segment resulting from crude oil throughput on the TexNew Mex shared segment above 13,000 bpd. To the extent there is sufficient available cash from operating surplus under the Second A&R Partnership Agreement, the holder of the TexNew Mex Units will be entitled to receive a distribution equal to 80% of the excess of TexNew Mex Shared Segment Distributable Cash Flow over the TexNew Mex Base Amount (as such terms are defined in the Second A&R Partnership Agreement). To the extent the holder of a TexNew Mex Unit is entitled to such a distribution, that distribution will be preferential to all other unit holder distributions. We declared no distributions to TexNew Mex unitholders related to our operating results for the three months ended March 31, 2017 and 2016.
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
Issuance of Additional Interests
Our partnership agreement authorizes us to issue additional partnership interests for consideration and on the terms and conditions determined by our General Partner without the approval of the unitholders. We may fund future acquisitions through the issuance of additional common units or other partnership interests. Holders of any additional common units we issue will be entitled to share proportionally in accordance with their respective percentage interests with the then-existing common unitholders in our distributions of available cash.
Allocations of Net Income and Loss
The Second A&R Partnership Agreement contains provisions for the allocation of net income and loss to the unitholders and the General Partner. For purposes of maintaining partner capital accounts, the Second A&R Partnership Agreement specifies that items of income and loss shall be allocated among the partners in accordance with their respective percentage

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Distributions
Our Second A&R Partnership Agreement sets forth the calculation to be used to determine the amount and priority of cash distributions that the common unitholders and general partner will receive. We declare distributions subsequent to quarter end. The table below summarizes our 2017 quarterly distribution declarations, payments and scheduled payments:

Declaration Date	Record Date	Payment Date	Distribution per Common and Subordinated Unit
January 31, 2017	February 13, 2017	March 1, 2017	$0.4375
April 28, 2017	May 9, 2017	May 23, 2017	0.4525
Total			$0.8900

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the three months ended March 31, 2017 and 2016, we declared and paid distributions that were in excess of the target distribution amounts set forth in our partnership agreement, resulting in distributions to our General Partner as the holder of incentive distribution rights. The total quarterly cash distributions for the three months ended March 31, 2017 and 2016, respectively, were as follows:

	Three Months Ended
	March 31,
	2017	2016
	(In thousands, except per unit data)
TexNew Mex Unit distributions:
TexNew Mex Unit distributions	$—	$310
Total TexNew Mex Unit distributions	$—	$310

General Partner's distributions:
General Partner's incentive distribution rights	$2,147	$761
Total General Partner's distributions	$2,147	$761

Limited partners' distributions:
Common	$16,657	$9,595
Subordinated	9,979	8,954
Total limited partners' distributions	26,636	18,549
Total cash distributions	$28,783	$19,620

Cash distributions per limited partner unit	$0.4375	$0.3925
We have an effective universal shelf Registration Statement on Form S-3 that provides for the registration and sale of up to $1 billion of equity or debt securities of us and certain of our subsidiaries. We may over time, and subject to market conditions, in one or more offerings, offer and sell any combination of the securities described in the prospectus. During the second and third quarter of 2016, we completed equity offerings pursuant to the shelf registration statement and resulted in reduced availability. The current availability under our shelf Registration Statement on Form S-3 is $713.8 million.
11. Equity-Based Compensation
Our General Partner's board of directors adopted the LTIP for the benefit of employees, consultants and non-employee directors of our General Partner and its affiliates. Awards granted under the LTIP vest over a scheduled vesting period and their market value at the date of the grant is amortized over the restricted period on a straight-line basis. At March 31, 2017, there were 4,075,073 phantom units reserved for future grants under the LTIP.
The fair value of the phantom units is determined based on the closing price of WNRL common units on the grant date. The estimated fair value of the phantom units is amortized on a straight-line basis over the scheduled vesting periods of individual awards. We incurred unit-based compensation expense of $0.6 million and $0.5 million for the three months ended March 31, 2017 and 2016, respectively.
The aggregate grant date fair value of nonvested phantom units outstanding as of March 31, 2017, was $6.6 million. The aggregate intrinsic value of such phantom units was $6.4 million. Total unrecognized compensation cost related to our non-vested phantom units totaled $6.2 million at March 31, 2017, which we expect to recognize over a weighted-average period of approximately 2.3 years.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of our unit award activity for the three months ended March 31, 2017, is set forth below:

	Number of Phantom Units	Weighted-Average Grant Date Fair Value
Not vested at December 31, 2016	285,155	$26.42
Awards granted	52,654	24.70
Awards vested	(86,012)	26.45
Awards forfeited	—	—
Not vested at March 31, 2017	251,797	26.05
12. Risk Concentration
We are part of the consolidated operations of Western and we derive a significant portion of our revenue from transactions with Western and its affiliates. Western accounted for 31.5% and 31.9%, respectively, of our consolidated revenues for the three months ended March 31, 2017 and 2016.
We sell a variety of refined products to a diverse customer base. Sales to Kroger Company accounted for 21.6% and 21.2% of total revenues for the three months ended March 31, 2017 and 2016, respectively. Sales to Western’s retail and unmanned fleet fueling sites accounted for 22.4% and 23.6% of total revenues for the three months ended March 31, 2017 and 2016, respectively.
See Note 16, Related Party Transactions, for detailed information on our agreements with Western.
13. Income Taxes
WNRL is treated as a publicly-traded partnership for federal and state income tax purposes, however, Western Refining Product Transport, LLC (a wholly-owned subsidiary) is taxed as a corporation for federal and state tax purposes. Taxes on net income for WNRL and its subsidiaries generally are borne by our partners through the allocation of taxable income. The aggregate difference in the basis of our net assets for financial and tax reporting purposes cannot be readily determined as we do not have access to information about each partner's tax attributes in us. Our deferred income tax liabilities and income tax expense result from our taxable subsidiary and state laws that apply to entities organized as partnerships, primarily in the state of Texas and from federal and state laws for corporations. Our deferred income tax liability as of March 31, 2017 and December 31, 2016 was $1.1 million and $0.6 million, respectively. For the three months ended March 31, 2017 and 2016, we had an income tax benefit of $0.1 million and income tax expense of $0.3 million, respectively. Our effective tax rates for the three months ended March 31, 2017 and 2016, were 0.6% and 4.3%, respectively.
As of March 31, 2017 and December 31, 2016, we had no unrecognized tax benefit liability. No interest or penalties were recognized related to income taxes during the three months ended March 31, 2017 and 2016.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14. Commitments
We have commitments under various operating leases with initial terms greater than one year for property, machinery and facilities. These leases have terms that will expire on various dates through 2026. We expect that in the normal course of business, these leases will be renewed or replaced by other leases. Rent expense for operating leases that provide for periodic rent escalations or rent holidays over the term of the lease is recognized on a straight-line basis. We also have commitments to purchase minimum volumes of refined product from Western under commercial agreements that we have entered into with Western. See Note 16, Related Party Transactions, for further discussion of these agreements.
The following table presents our annual minimum rental payments under non-cancelable operating leases that have lease terms of one year or more (in thousands) as of March 31, 2017:

Remaining 2017	$5,232
2018	4,568
2019	2,376
2020	702
2021	349
2022 and thereafter	369
$13,596
Total rental expense was $2.0 million and $2.4 million for the three months ended March 31, 2017 and 2016, respectively. Contingent rentals and subleases were not significant in any year.
15. Contingencies
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
16. Related Party Transactions
Certain of our employees are shared employees with Western. At the closing of our initial public offering, we entered into a services agreement with Western under which Western agreed to share certain employees with us. These employees are responsible for operation, maintenance and other services related to the assets we own and operate. Western employees provide these services under our direction, supervision and control pursuant to this services agreement. Western also provides us with support for accounting, legal, human resources and various other administrative functions.

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

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
Indirect charges:
Operating and maintenance expenses	$17,506	$15,966
Selling, general and administrative expenses	3,018	2,115
Total indirect charges	$20,524	$18,081
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
WNRL entered into an amendment to the Pipeline Agreement which, among other things, amends the scope of the existing agreement to include the provision of storage services and a minimum volume commitment of 80,000 barrels of storage at the Star Lake storage tank. In the amendment to the Pipeline Agreement, Western also agreed to provide a minimum volume commitment of 13,000 bpd of crude oil on the TexNew Mex Pipeline for 10 years from the date of the amendment to the Pipeline Agreement.
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
The Second A&R Partnership Agreement provides for the creation of the “TexNew Mex Shared Segment” that will reflect the financial and operating results of the TexNew Mex Pipeline. The TexNew Mex Units are generally entitled to participate in 80% of the economics attributable to the TexNew Mex Shared Segment resulting from crude oil throughput on the TexNew Mex shared segment above 13,000 bpd. To the extent there is sufficient available cash from operating surplus under the Second A&R Partnership Agreement, the holder of the TexNew Mex Units will be entitled to receive a distribution equal to 80% of the excess of TexNew Mex Shared Segment Distributable Cash Flow over the TexNew Mex Base Amount (as such terms are defined in the Second A&R Partnership Agreement). To the extent the holder of a TexNew Mex Unit is entitled to such a distribution, that distribution will be preferential to all other unit holder distributions.

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
Product Supply Agreement
Under the product supply agreement, as amended, Western supplies, and we purchase, approximately 79,000 bpd of refined products. The price per barrel is based upon OPIS or Platts indices on the day of delivery. Pricing is subject to annual revision based on mutual agreement between us and Western. The agreement provides for make-up payments to us in any month that our average margin on non-delivered rack sales is less than a certain amount.
Fuel Distribution and Supply Agreement
Western agreed to purchase all of its retail requirements for branded and unbranded motor fuels for its retail and unmanned fleet fueling sites at a price per gallon that is $0.03 above our cost. Western purchases a minimum of 645,000 barrels per month of branded and unbranded motor fuels for its retail and unmanned fleet fueling sites. In any month that Western doesn’t purchase the minimum volume, Western pays us $0.03 per gallon shortfall. In any month in which Western purchases volumes in excess of the minimum, we pay Western $0.03 per gallon over the minimum until the balance of the trailing twelve month shortfall payments is reduced to $0.
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

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Contribution, Conveyance and Assumption Agreement dated October 30, 2015
We entered into a Contribution, Conveyance and Assumption Agreement with Western under which we acquired (i) a segment of the TexNew Mex Pipeline system that currently extends from our crude oil station in Star Lake, New Mexico, in the Four Corners region, to our T station in Eddy County, New Mexico, and (ii) an 80,000 barrel crude oil storage tank located at our crude oil pumping station in Star Lake, New Mexico and certain other related assets (the “TexNew Mex Pipeline Acquisition”). Western made certain representations and warranties regarding the acquired assets, including with respect to environmental matters, and agreed to indemnify us for breaches of those representations and warranties, subject to specified deductibles, caps and other limitations.
Contribution, Conveyance and Assumption Agreement dated September 25, 2014
We entered into a contribution agreement with Western on September 25, 2014 under which we acquired all of the outstanding limited liability company interests of Western Refining Wholesale, LLC (“WRW”), which owned substantially all of Western’s southwest wholesale assets. Among other things, Western agreed to indemnify us with respect to liabilities related to certain historical assets and operations of WRW that were not contributed to us in our acquisition of WRW. In addition, Western made certain representations and warranties regarding the assets of WRW, including with respect to environmental matters, and agreed to indemnify us for breaches of those representations and warranties, subject to specified deductibles, caps and other limitations.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
On May 4, 2015, we entered into a Joinder Agreement with Western and Northern Tier Energy LP ("NTI") that joined us as a party to the Shared Services Agreement, dated October 30, 2014, between Western and NTI and under which Western and NTI provide services to each other in support of their operations. Under the Joinder Agreement, we provide certain scheduling and other services in support of NTI’s operations and NTI reimburses us for the costs associated with providing such services. During the three months ended March 31, 2017 and 2016, we incurred expenses of $0.2 million and $0.1 million, respectively, that are reimbursable from NTI under the Shared Services Agreement.
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

17. Subsequent Events
On April 17, 2017, Tesoro filed an Amendment to Schedule 13D with the SEC stating that the board of directors of Tesoro authorized the management of Tesoro to work with the board of directors and management of Tesoro Logistics LP ("TLLP") to consider, discuss and endeavor to negotiate a merger, consolidation or combination (in whatever form) of assets held by and securities issued by TLLP and its affiliates and assets held by and securities issued by WNRL. Any such transaction would be conditioned on the closing of the Tesoro Merger. There can be no assurance that any discussions that may occur between TLLP and WNRL will result in the delivery of a proposal, or entry into a definitive agreement, concerning a transaction or, if such a definitive agreement is reached, will result in the consummation of a transaction provided for in such definitive agreement. If any discussions concerning a potential transaction occur, such discussions may be terminated at any time and without prior notice.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion together with the financial statements and the notes thereto included elsewhere in this report. This discussion contains forward-looking statements that are based on current expectations, estimates and projections about our business and operations. The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this report. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those we discuss under Part I, Item 1A. "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2016 ("2016 Form 10-K") and elsewhere in this report. You should read "Risk Factors" and "Forward-Looking Statements" in this report. In this quarterly report, all references to "WNRL," "the Partnership," "we," "us," and "our" or like terms refer to Western Refining Logistics, LP and its consolidated subsidiaries, unless the context otherwise requires or where otherwise indicated. References to "Western" refer to Western Refining, Inc.

Overview
WNRL is a Delaware master limited partnership that commenced operations in October 2013. Western Refining Logistics GP, LLC ("WRGP"), our general partner, holds all of the non-economic general partner interests in WNRL and is indirectly owned 100% by Western. Western's limited partner interest in WNRL was 52.5% at March 31, 2017. Our units trade on the New York Stock Exchange ("NYSE") under the symbol "WNRL."
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
On March 2, 2017, the requirements for the conversion of all subordinated units into common units were satisfied under the partnership agreement. As a result, the 22,811,000 subordinated units held by Western converted into common units on a one-for-one basis and thereafter participated on terms equal with all other common units in distributions of available cash. See Note 10, Equity, in the Notes to Condensed Consolidated Financial Statements for further discussion.
On November 16, 2016, Western entered into an Agreement and Plan of Merger (the “Tesoro Merger Agreement”) with Tesoro Corporation, a Delaware corporation (“Tesoro”), Tahoe Merger Sub 1, Inc., a Delaware corporation and wholly-owned subsidiary of Tesoro (“Merger Sub 1”), and Tahoe Merger Sub 2, LLC, a Delaware limited liability company and wholly-owned subsidiary of Tesoro ("Merger Sub 2"), pursuant to which Merger Sub 1 will merge with and into Western (the “First Tesoro Merger,” and, if a second merger election as discussed below is not made, the “Tesoro Merger”), with Western surviving the First Tesoro Merger as a wholly-owned subsidiary of Tesoro. The Tesoro Merger Agreement permits either Western or Tesoro, for tax considerations, to require the surviving corporation of the First Tesoro Merger be merged with and into Merger Sub 2 immediately following the effective time of the First Tesoro Merger, with Merger Sub 2 being the surviving company from the second merger (the “Second Tesoro Merger,” and if the second merger election is made, collectively with the First Tesoro Merger, the “Tesoro Merger”). The Tesoro Merger is subject to the satisfaction or waiver of the closing conditions provided in the Tesoro Merger Agreement. We will continue as a public entity and our debt will remain outstanding following the completion of the Tesoro Merger.
On September 15, 2016, we acquired certain terminalling, transportation and storage assets from a wholly-owned subsidiary of Western consisting of the Cottage Grove tank farm and certain terminals and storage assets located on site at Western's St. Paul Park refinery ("St. Paul Park Logistics Assets"). The St. Paul Park Logistics Assets primarily receive, store and distribute crude oil, feedstock and refined products associated with Western's St. Paul Park refinery (the "St. Paul Park Logistics Assets"). We acquired the St. Paul Park Logistics Assets from Western in exchange for $195 million in cash and 628,224 common units representing limited partner interests in WNRL. We refer to this transaction as the "St. Paul Park Logistics Transaction." See Note 3, Acquisitions of Common Control Assets, in the Notes to Condensed Consolidated Financial Statements for further discussion.
We recorded the purchase of the St. Paul Park Logistics Assets at Western's historical book value. U.S. generally accepted accounting principles ("GAAP") require that we treat the purchase as a transaction between entities under common control. We have retrospectively adjusted the financial information for WNRL, to include the historical results of the assets acquired, for periods prior to the effective date of the transaction.

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
Issuance of Additional Interests
On March 2, 2017, the requirements for the conversion of all subordinated units into common units were satisfied under the partnership agreement. As a result, the 22,811,000 subordinated units held by Western converted into common units on a one-for-one basis and thereafter participated on terms equal with all other common units in distributions of available cash.
On September 7, 2016, we entered into an underwriting agreement relating to the issuance and sale by the Partnership of 7,500,000 common units representing limited partner interests in the Partnership. The closing of the offering occurred on September 13, 2016. We also granted the underwriter an option to purchase additional common units on the same terms, which was exercised in full and closed on September 30, 2016, for 1,125,000 additional common units. We used the net proceeds from this offering to repay the borrowings outstanding under our revolving credit facility and fund the cash portion of the purchase price for the St. Paul Park Logistics Transaction.
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
Critical Accounting Policies and Estimates
We prepare our financial statements in conformity with GAAP. In order to apply these principles, we must make judgments, assumptions and estimates based on the best available information at the time. Actual results may differ based on the continuing development of the information utilized and subsequent events, some of which we may have little or no control over. Our critical accounting policies could materially affect the amounts recorded in our financial statements. Our critical accounting policies, estimates and recent accounting pronouncements that potentially impact us are discussed in detail under Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2016 Form 10-K.
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

Results of Operations
The following tables summarize our consolidated and reportable segment financial data and key operating statistics for the three months ended March 31, 2017 and 2016, respectively. The following data should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this quarterly report.
Our operations are organized into two reportable segments based on marketing criteria and the nature of our products and services and our types of customers. These segments are logistics and wholesale. See Note 4, Segment Information, in the Notes to Condensed Consolidated Financial Statements for further discussion.
Consolidated
Three Months Ended March 31, 2017, Compared to the Three Months Ended March 31, 2016

	Three Months Ended
	March 31,
	2017	2016	Change
	(In thousands, except per unit data)
Revenues:
Fee based:
Affiliate	$65,477	$51,928	$13,549
Third-party	619	690	(71)
Sales based:
Affiliate	125,067	97,529	27,538
Third-party	413,529	317,892	95,637
Total revenues	604,692	468,039	136,653
Operating costs and expenses:
Cost of products sold:
Affiliate	122,699	95,149	27,550
Third-party	394,600	300,441	94,159
Operating and maintenance expenses	44,847	44,658	189
Selling, general and administrative expenses	6,743	5,364	1,379
Gain on disposal of assets, net	(291)	(99)	(192)
Depreciation and amortization	9,732	9,338	394
Total operating costs and expenses	578,330	454,851	123,479
Operating income	26,362	13,188	13,174
Other income (expense):
Interest and debt expense	(6,608)	(7,052)	444
Other, net	22	(118)	140
Net income before income taxes	19,776	6,018	13,758
Benefit (provision) for income taxes	110	(261)	371
Net income	19,886	5,757	14,129
Less net loss attributable to General Partner	—	(8,250)	8,250
Net income attributable to limited partners	$19,886	$14,007	$5,879

Net income per limited partner unit:
Common - basic	$0.22	$0.28	$(0.06)
Common - diluted	0.22	0.28	(0.06)
Subordinated - basic and diluted	0.51	0.28	0.23

Weighted-average limited partner units outstanding:
Common - basic	45,681	24,448	21,233
Common - diluted	45,688	24,454	21,234
Subordinated - basic and diluted	15,207	22,811	(7,604)

	Three Months Ended
	March 31,
	2017	2016	Change
	(In thousands)
Cash Flow Data
Net cash provided by (used in):
Operating activities	$43,346	$19,013	$24,333
Investing activities	(5,107)	(8,237)	3,130
Financing activities	(29,593)	(26,728)	(2,865)
Capital expenditures	$5,470	$8,356	$(2,886)
Other Data
EBITDA (1)	$36,116	$28,464	$7,652
Distributable cash flow (1)	28,075	22,528	5,547

(1)
EBITDA and Distributable Cash Flow are non-GAAP performance and liquidity measures that we believe are useful in evaluating performance as a general indication of, among other things, our operating performance and the ability of our assets to generate sufficient cash to make distributions to our unitholders. We present an explanation and reconciliation to the nearest comparable GAAP measures in the section titled EBITDA and Distributable Cash Flow herein.

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

	Three Months Ended
	March 31,
	2017	2016	Change
	(In thousands)
Net sales	$604,692	$468,039	$136,653
Cost of products sold (exclusive of depreciation and amortization)	517,299	395,590	121,709
Gross margin	$87,393	$72,449	$14,944
Gross margin increased by $14.9 million quarter over quarter. This increase was primarily due to increased fee based revenue of $8.7 million in logistics operations mainly resulting from $11.8 million in fees generated by our St. Paul Park Logistics Assets which were acquired on September 15, 2016. Also contributing to the increase were increased finish product transport margin of $4.8 million, crude oil trucking margin of $2.2 million and wholesale fuel margins of $0.1 million. Partially offsetting these increases was a $0.4 million decrease in lubricant margins and a $0.1 million decrease in asphalt trucking gross margin. The average price per gallon sold in the first three months of 2017, was $1.71 compared to $1.22 for the first three months of 2016.
Operating and Maintenance Expenses. Operating and maintenance expenses increased period over period due to an increase in our wholesale segment of $1.1 million, partially offset by a decrease in our logistics segment of $0.9 million.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased primarily due to an increase in our other category and wholesale segment of $1.0 million and $0.4 million, respectively.
Depreciation and Amortization. Depreciation and amortization increased due to the ongoing expansion of our Delaware Basin and Four Corners logistics systems.
Interest and Debt Expense. The decrease in interest expense from prior periods was attributable to lower borrowings under the Revolving Credit Facility during the current period.

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
EBITDA and Distributable Cash Flow are used as supplemental financial measures by management and by external users of our financial statements, such as investors and commercial banks, to assess:

•	our operating performance and liquidity as compared to those of other companies in the midstream energy industry, without regard to financial methods, historical cost basis or capital structure;

•	the ability of our assets to generate sufficient cash to make distributions to our unitholders;

•	our ability to incur and service debt and fund capital expenditures; and

•	the viability of acquisitions and other capital expenditure projects and the returns on investment of various investment opportunities.
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
We believe that the presentation of these non-GAAP measures provides useful information to investors in assessing our financial condition and results of operations. These non-GAAP measures should not be considered as alternatives to net income, net cash provided by operating activities or any other measure of financial performance presented in accordance with GAAP. EBITDA excludes some, but not all, items that affect net income attributable to limited partners. These non-GAAP measures may vary from those of other companies. As a result, EBITDA and Distributable Cash Flow as presented herein may not be comparable to similarly titled measures of other companies.
The calculation of EBITDA and Distributable Cash Flow includes the results of operations for the St. Paul Park Logistics Assets subsequent to the St. Paul Park Logistics Transaction. The results of operations and operating cash flows for the St. Paul Park Logistics Assets are excluded from the EBITDA and Distributable Cash Flow calculations for the comparable periods in the prior year because a retrospective adjustment of these performance measures is not a representative measure of performance results or liquidity.

The following tables reconcile net income attributable to limited partners and net cash provided by operating activities to EBITDA and Distributable Cash Flow for the three months ended March 31, 2017 and 2016, respectively.

	Three Months Ended
	March 31,
	2017	2016	Change
	(In thousands)
Net income attributable to limited partners	$19,886	$14,007	$5,879
Interest and debt expense	6,608	7,052	(444)
Provision (benefit) for income taxes	(110)	261	(371)
Depreciation and amortization	9,732	7,144	2,588
EBITDA	36,116	28,464	7,652

Change in deferred revenues	364	2,232	(1,868)
Interest accruals	(6,132)	(6,709)	577
Income taxes paid	(89)	(30)	(59)
Maintenance capital expenditures	(2,184)	(1,429)	(755)
Distributable cash flow	$28,075	$22,528	$5,547

Minimum quarterly distribution	$17,521	$13,598	$3,923

	Three Months Ended
	March 31,
	2017	2016	Change
	(In thousands)
Net cash provided by operating activities	$43,346	$19,013	$24,333
Changes in operating assets and liabilities	(12,419)	(3,150)	(9,269)
Interest and debt expense	6,608	7,052	(444)
Unit-based compensation expense	(635)	(524)	(111)
Amortization of loan fees and original issue discount	(492)	(342)	(150)
Deferred income taxes	(488)	—	(488)
Gain on disposal of assets, net	291	99	192
Provision (benefit) for income taxes	(110)	261	(371)
Reserve for doubtful accounts	15	(1)	16
EBITDA attributable to General Partner (1)	—	6,056	(6,056)
EBITDA	36,116	28,464	7,652

Change in deferred revenues	364	2,232	(1,868)
Interest accruals	(6,132)	(6,709)	577
Income taxes paid	(89)	(30)	(59)
Maintenance capital expenditures	(2,184)	(1,429)	(755)
Distributable cash flow	$28,075	$22,528	$5,547

Minimum quarterly distribution	$17,521	$13,598	$3,923

(1)	The calculation of EBITDA attributable to General Partner is as follows:

Three Months Ended
March 31,
2016
(In thousands)
Net loss attributable to General Partner	$(8,250)
Depreciation and amortization	2,194
EBITDA attributable to General Partner	$(6,056)

Logistics Segment
Three Months Ended March 31, 2017, Compared to the Three Months Ended March 31, 2016

	Three Months Ended
	March 31,
	2017	2016	Change
	(In thousands, except key operating statistics)
Statement of Operations Data:
Fee based revenues:
Affiliate	$49,637	$40,916	$8,721
Third-party	619	690	(71)
Total revenues	50,256	41,606	8,650
Operating costs and expenses:
Operating and maintenance expenses	25,828	26,757	(929)
General and administrative expenses	807	781	26
Loss on disposal of assets, net	10	—	10
Depreciation and amortization	8,581	8,155	426
Total operating costs and expenses	35,226	35,693	(467)
Operating income	$15,030	$5,913	$9,117
Key Operating Statistics:
Pipeline and gathering (bpd):
Mainline movements (1):
Permian/Delaware Basin system	53,136	49,486	3,650
Four Corners system	47,480	52,467	(4,987)
TexNew Mex system	4,402	12,544	(8,142)
Gathering (truck offloading):
Permian/Delaware Basin system	14,605	20,533	(5,928)
Four Corners system	6,617	12,761	(6,144)
Pipeline gathering and injection system:
Permian/Delaware Basin system	11,972	7,885	4,087
Four Corners system	24,068	24,437	(369)
TexNew Mex system	5,336	—	5,336
Tank storage capacity (bbls) (2)	959,087	828,202	130,885
Terminalling, transportation and storage:
Shipments into and out of storage (bpd) (includes asphalt)	584,476	388,258	196,218
Terminal storage capacity (bbls) (2)	11,376,734	7,385,543	3,991,191

(1)
Some barrels of crude oil in route to Western's Gallup refinery and Permian/Delaware Basin are transported on more than one of our mainlines. Mainline movements for the Four Corners and Delaware Basin systems include each barrel transported on each mainline.

(2)	Storage shell capacities represent weighted-average capacities for the periods indicated.
Fee Based Revenues. We generate our logistics revenues from third-party contracts and commercial agreements with Western. On July 1, 2016, we decreased certain pipeline, terminal and other service fee rates with such decreases averaging 3.0% for terminal, storage and gathering activities and 2.0% for crude oil pipeline shipments based on negative changes in the Producer Price Index stipulated in our commercial agreements with Western. Due to the decreased rates and several contributing factors throughout our operating regions, our fee based revenues decreased by $0.8 million period over period.
Our Permian Basin assets increased overall volumes by 3,650 bpd compared to 2016, resulting in increased fees of $0.8 million. Our Four Corners system volumes were down by 4,987 bpd, but current period volumes included movements on newly constructed, higher capacity pipelines that receive higher regulatory tariffs than did comparable pipeline deliveries during the first quarter of 2016. These redirected volumes resulted in a $0.3 million increase in Four Corners fees period over period. Our St. Paul Park Logistics Assets that we acquired on September 15, 2016, generated $11.8 million in new fee based revenue during the first quarter of 2017. Prior to acquiring the St. Paul Park Logistics Assets, they did not generate revenue. Offsetting these increases were decreased TexNew Mex Pipeline system volumes of 8,142 bpd, resulting in a decrease of $2.5 million, and decreased terminalling fees of $0.9 million period over period.
Operating and Maintenance Expenses. Operating and maintenance expenses decreased primarily due to decreased outside support services ($2.2 million) and environmental expenses ($0.7 million). These decreases were partially offset by increased maintenance expense ($0.9 million), employee expenses ($0.7 million) and property taxes ($0.3 million).
Depreciation and Amortization. Depreciation and amortization increased due to the ongoing expansion of our Delaware Basin and Four Corners logistics systems.

Wholesale Segment
Three Months Ended March 31, 2017, Compared to the Three Months Ended March 31, 2016

	Three Months Ended
	March 31,
	2017	2016	Change
	(In thousands, except key operating stats)
Statement of Operations Data:
Fee based revenues (1):
Affiliate	$15,840	$11,012	$4,828
Sales based revenues (1):
Affiliate	125,067	97,529	27,538
Third-party	413,529	317,892	95,637
Total revenues	554,436	426,433	128,003
Operating costs and expenses:
Cost of products sold:
Affiliate	122,699	95,149	27,550
Third-party	394,600	300,441	94,159
Operating and maintenance expenses	19,019	17,901	1,118
Selling, general and administrative expenses	2,294	1,905	389
Gain on disposal of assets, net	(301)	(99)	(202)
Depreciation and amortization	1,151	1,183	(32)
Total operating costs and expenses	539,462	416,480	122,982
Operating income	$14,974	$9,953	$5,021
Key Operating Statistics:
Fuel gallons sold (in thousands)	302,050	314,943	(12,893)
Fuel gallons sold to retail (included in fuel gallons sold above) (in thousands)	79,113	79,841	(728)
Fuel margin per gallon (2)	$0.042	$0.028	$0.014
Lubricant gallons sold (in thousands)	1,321	2,201	(880)
Lubricant margin per gallon (3)	$1.08	$0.69	$0.39
Asphalt trucking volume (bpd)	5,205	—	5,205
Crude oil trucking volume (bpd)	48,894	35,111	13,783
Average crude oil revenue per barrel	$2.26	$2.24	$0.02

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

	Three Months Ended
	March 31,
	2017	2016	Change
	(In thousands)
Net sales	$554,436	$426,433	$128,003
Cost of products sold (exclusive of depreciation and amortization)	517,299	395,590	121,709
Gross margin	$37,137	$30,843	$6,294
We primarily use fuel margin per gallon and fuel gallons sold to evaluate the operating results of the wholesale segment. We believe this metric is more useful to investors than utilizing the absolute price per gallon and cost of product sold since fuel prices can be volatile and our fuel margin per gallon is not generally correlated with changes in absolute price per gallon. Wholesale gross margin increased $6.3 million for the three months ended March 31, 2017, compared to the three months ended March 31, 2016. This increase was in part due to increased gross margin of $4.8 million related to finished product transport activity, increased gross margin of $2.2 million associated with crude oil gathering activity by truck and increased fuel margins of $0.1 million primarily due to a per gallon increase in fuel margins of approximately $0.014. These increases were partially offset by $0.4 million decrease in margin from lubricant sales and a decreased gross margin of $0.1 million period over period from asphalt hauling activity by truck. Fuel sales volume decreased by 12.9 million gallons.
Operating and Maintenance Expenses. The increase in operating and maintenance expenses was the result of higher employee expense ($0.9 million) and higher fuel expense for our truck fleet ($0.6 million), partially offset by lower leases expense ($0.4 million).
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased primarily due to increased employee expenses ($0.2 million) and increased insurance expense ($0.1 million).

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
Crude oil production levels in the Delaware Basin grew in the first quarter of 2017 and this growth is expected to continue throughout 2017. In the Four Corners region, crude production was relatively flat in the first quarter. We expect production to remain flat in the short term; however, we expect production in the region to grow toward the end of 2017 and beyond. These factors, both independently and on a combined basis could have an impact on our logistics segment results.
Our wholesale fuel margins are dependent on the contractual prices that we charge to Western and on margins that we realize from third-party customers. To date in the second quarter of 2017, our wholesale fuel margins are improved relative to the average of $0.042 per gallon that we realized for the three months ended March 31, 2017. Our crude and asphalt trucking operations have experienced growth during the three months ended March 31, 2017, and continue to improve in the second quarter of 2017.
Liquidity and Capital Resources
At March 31, 2017, we had cash and cash equivalents of $23.3 million. Our sources for liquidity include cash generated from operations, borrowings under our Revolving Credit Facility and the issuance of equity or debt securities.
On September 15, 2016, we purchased the St. Paul Park Logistics Assets for $195.0 million and 628,224 common units. We funded the cash portion of the consideration through a combination of $20.3 million in direct borrowings under our Revolving Credit Facility and $174.7 million of cash on hand primarily generated from a September 2016 equity offering of 8,625,000 common units for $185.3 million.
On March 2, 2017, the requirements for the conversion of all subordinated units into common units were satisfied under the partnership agreement. As a result, the 22,811,000 subordinated units held by Western converted into common units on a one-for-one basis and thereafter participated on terms equal with all other common units in distributions of available cash. See Note 10, Equity, in the Notes to Condensed Consolidated Financial Statements for further discussion.
On September 7, 2016, we entered into an underwriting agreement relating to the issuance and sale by the Partnership of 7,500,000 common units representing limited partner interests in the Partnership. The closing of the offering occurred on September 13, 2016. We also granted the underwriter an option to purchase additional common units on the same terms, which was exercised in full and closed on September 30, 2016, for 1,125,000 additional common units. We generated $185.3 million from this equity offering.
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
At March 31, 2017, the Revolving Credit Facility had availability of $479.0 million, net of $20.3 million in direct borrowings and $0.7 million in outstanding letters of credit. Our Revolving Credit Facility and the indenture governing our WNRL 2023 Senior Notes both contain covenants that limit or restrict our ability to make cash distributions. Under our Revolving Credit Facility, we are permitted to make cash distributions to our equity holders, including our general partner, but only up to the amount of available cash under our partnership agreement and so long as no default exists or will be caused by such distributions. Under the Revolving Credit Facility, we are also required to maintain certain financial ratios, each tested on a quarterly basis for the immediately preceding four quarter period. The indenture governing the WNRL 2023 Senior Notes also prohibits us from making cash distributions to our equity holders, unless no default has occurred or will be caused by such distributions and such distributions are less than the cap amount prescribed in the indenture. See Note 9, Debt, in the Notes to Condensed Consolidated Financial Statements for further discussion on our Revolving Credit Facility.
We have an effective universal shelf Registration Statement on Form S-3 that provides for the registration and sale of up to $1 billion of our or certain of our subsidiaries' equity or debt securities. We may over time, and subject to market conditions, in one or more offerings, offer and sell any combination of the securities described in the prospectus. During the second and third quarter of 2016, we completed equity offerings pursuant to the shelf registration statement and resulted in reduced availability. The current availability under our shelf Registration Statement on Form S-3 is $713.8 million.

Distributions
Our minimum quarterly distribution of $0.2875 per unit per quarter, or $1.15 per unit on an annualized basis, aggregates to $17.5 million per quarter and $70.1 million per year based on the current number of common units outstanding. We do not have a legal obligation to pay this distribution. Any distributions are subject to compliance with the restrictions of our Revolving Credit Facility.
Our Second Amended and Restated Partnership Agreement sets forth the calculation to be used to determine the amount and priority of cash distributions that the common and subordinated unitholders, our General Partner as the holder of incentive distribution rights and Western as the holder of the TexNew Mex Units will receive. In accordance with our partnership agreement, Western's subordinated units converted to common units on March 2, 2017 once we met specified distribution targets and successfully completed other tests set forth in our partnership agreement. Our distributions are declared subsequent to quarter end. During the three months ended March 31, 2017 and 2016, we declared and paid distributions that were in excess of the target distribution amounts set forth in our partnership agreement, resulting in distributions to our General Partner as the holder of incentive distribution rights. We made cash distributions to our General Partner of $2.1 million and $0.8 million for the three months ended March 31, 2017 and 2016, respectively. Refer to Note 10, Equity, in the Notes to Condensed Consolidated Financial Statements for further information regarding incentive distribution rights.
The table below summarizes our 2017 quarterly distribution declarations, payments and scheduled payments:

Declaration Date	Record Date	Payment Date	Distribution per Common and Subordinated Unit
January 31, 2017	February 13, 2017	March 1, 2017	$0.4375
April 28, 2017	May 9, 2017	May 23, 2017	0.4525
Total			$0.8900
Cash Flows
The following table sets forth our cash flows for the periods indicated:

	Three Months Ended
	March 31,
	2017	2016	Change
	(In thousands)
Net cash provided by operating activities	$43,346	$19,013	$24,333
Net cash used in investing activities	(5,107)	(8,237)	3,130
Net cash used in financing activities	(29,593)	(26,728)	(2,865)
Net change in cash and cash equivalents	$8,646	$(15,952)	$24,598
The increase in net cash from operating activities period over period was primarily the result of an increase in net income and changes in our working capital as disclosed in our Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016. The change in third-party accounts receivable was due to a decrease in wholesale third-party receivables. The change in accounts payable and accrued liabilities was primarily due to an increase in wholesale third-party payables and payables associated with accrued payroll expenses related to Western employee services.
Cash flows provided by operating activities for the three months ended March 31, 2017 were primarily used to fund cash distributions to Western and to public holders of our common units of $16.2 million and $12.6 million, respectively, and fund capital expenditures of $5.5 million.
For the same period in 2016, cash flows provided by operating activities were primarily used to repay the borrowings under our Revolving Credit Facility of $15.0 million, fund capital expenditures of $8.4 million and fund cash distributions to Western and to public holders of our common units of $13.4 million and $6.2 million, respectively.

Capital Expenditures
Our capital requirements have consisted of and are expected to continue to consist of maintenance related capital expenditures and discretionary capital expenditures. As of March 31, 2017, we had cash and cash equivalents of $23.3 million, the majority of which is intended for use in planned growth projects. Maintenance capital expenditures include expenditures required to maintain equipment reliability, tankage and pipeline integrity and safety and to address environmental and other regulatory requirements. Discretionary capital expenditures include expenditures to acquire assets and expand existing facilities that increase throughput capacity of our pipelines and in our terminals or increase storage capacity at our storage facilities. For 2017, we expect to spend $15.6 million for maintenance capital projects and up to $27.0 million in discretionary growth projects. We rely primarily upon external financing sources, including borrowings under our Revolving Credit Facility and the issuance of debt and equity securities, to fund any significant future discretionary capital expenditures.
Contractual Obligations
We include a complete summary of our future contractual obligations and commercial commitments as of December 31, 2016, in our 2016 Form 10-K under Part I, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Contractual Obligations.
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
In July 2016, the United States Court of Appeals for the District of Columbia Circuit issued its opinion in United Airlines, Inc., et al. v. FERC, finding that FERC had acted arbitrarily and capriciously when it failed to demonstrate that permitting an interstate petroleum products pipeline organized as a limited partnership to include an income tax allowance in the cost of service underlying its rates in addition to the discounted cash flow return on equity would not result in the pipeline partnership owners double-recovering their income taxes. The court vacated FERC’s order and remanded to FERC to consider mechanisms for demonstrating that there is no double recovery as a result of the income tax allowance. On December 15, 2016, FERC issued a Notice of Inquiry requesting energy industry input on how FERC should address income tax allowances in cost-based rates proposed by pipeline companies organized as part of a master limited partnership. FERC’s current policy on income tax allowance permits an income tax allowance in cost-based rates proposed by such pipeline companies to the extent the pipeline companies can show an actual or potential income tax liability to be paid on income generated by the companies’ FERC regulated assets. FERC issued the Notice of Inquiry in response to the remand from the U.S. Court of Appeals for the D.C. Circuit in United Airlines, Inc., et al. v. FERC. We cannot predict whether FERC will successfully justify its conclusion that there is no double recovery of taxes by the oil pipeline when FERC granted the pipeline a tax allowance in its cost-based rates and at the same time set a return on equity underlying the cost-based rates on a pre-tax basis or whether FERC will modify its current policy on income tax allowances for pipeline companies organized as part of a master limited partnership. However, any modification that reduces or eliminates an income tax allowance for pipeline companies organized as a part of a master limited partnership could result in an adverse impact on our revenues associated with the transportation services we provide pursuant to cost-based rates.
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
Seasonality
The crude oil, refined product and asphalt throughput in our pipelines and terminals and crude oil and asphalt trucking volume are directly affected by the level of supply and demand for crude oil, refined products and asphalt in the markets served directly or indirectly by our assets. However, many effects of seasonality on our revenues will be substantially mitigated through our fee based commercial agreements with Western that include minimum monthly volume commitments.
Item 3. Qualitative and Quantitative Disclosures about Market Risk
Refer to Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016, for quantitative and qualitative disclosures about market risk. There have been no material changes in our exposures to market risk since December 31, 2016.

Item 4.	Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of March 31, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017.
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes in our risk factors during the three months ended March 31, 2017, from those previously disclosed in the section entitled "Risk Factors" in our 2016 Form 10-K under Part I, Item 1A. Risk Factors.
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
——————
* Filed herewith
** Furnished herewith
*** Reports filed under the Securities Exchange Act of 1934, as amended (Form 10-K, Form 10-Q and Form 8-K), are filed under File No. 001-36114.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
WESTERN REFINING LOGISTICS, LP
BY: WESTERN REFINING LOGISTICS GP, LLC

Signature	Title	Date

/s/ Karen B. Davis	Executive Vice President and Chief Financial Officer	May 5, 2017
Karen B. Davis	(Principal Financial Officer and Duly Authorized Signatory)