Form 10-Q
period 2017-06-30
Western Refining Logistics, LP
filed 2017-08-09
CIK 1581908

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 4, 2017, there were 61,023,278 common units outstanding.

WESTERN REFINING LOGISTICS, LP

FORWARD-LOOKING STATEMENTS
Certain statements included throughout this Quarterly Report on Form 10-Q and in particular under the section entitled Part I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations relating to matters that are not historical fact are forward-looking statements that represent management’s beliefs and assumptions based on currently available information. These forward-looking statements relate to matters such as our industry including the regulation of our industry, the expected outcomes of legal proceedings involving us, Andeavor (formerly Tesoro Corporation) or Western Refining, Inc. ("Western"), business strategies, future operations, acquisition opportunities, volatility of crude oil prices, gross margins, volumes, taxes, capital expenditures, liquidity and capital resources, sources of financing for acquisitions, maintenance capital expenditures, distributions and other financial and operating information. Forward-looking statements give our current expectations, contain projections of results of operations or of financial condition or forecasts of future events. We have used the words “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “position,” “potential,” “predict,” “project,” “strategy,” “will,” “future” and similar terms and phrases to identify forward-looking statements in this report.
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
When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Form 10-Q. Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to predict or identify all of these factors, they include, among others, the following:

•
changes in the business strategy or activity levels of Andeavor or Western that may be impacted by a variety of factors, including changes in crack spreads, changes in the spread between West Texas Intermediate ("WTI") crude oil and West Texas Sour ("WTS") crude oil, also known as the sweet/sour spread, changes in the spread between Western Canadian Select ("WCS") and WTI crude oil, changes in the spread between WTI crude oil and Dated Brent crude oil and changes in the spread between WTI Cushing crude oil and WTI Midland crude oil, Western's post-merger integration with Northern Tier Energy LP and, Western's post-merger integration with Andeavor;

•	the uncertainty of our merger negotiations with Andeavor Logistics LP;

•	changes in general economic conditions, including the price volatility of crude oil;

•	competitive conditions in our industry;

•	actions taken by third-party operators, processors and transporters;

•	the demand for crude oil, refined and other products and transportation and storage services;

•	the supply of crude oil in the regions in which we, Andeavor and Western operate;

•	interest rates;

•	labor relations;

•	changes in the availability and cost of capital;

•	changes in tax status;

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
WESTERN REFINING LOGISTICS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except unit data)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$10,531	$14,652
Restricted cash	14,347	—
Accounts receivable:
Affiliate	56,353	48,798
Third-party, net of a reserve for doubtful accounts of $121 and $132, respectively	52,334	65,240
Inventories	64	68
Prepaid expenses	4,980	6,421
Other current assets	4,362	6,403
Assets held for sale	3,451	17,354
Total current assets	146,422	158,936
Property, plant and equipment, net	409,370	412,170
Intangible assets, net	6,104	6,515
Other assets	2,975	3,233
Total assets	$564,871	$580,854
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Affiliate	$118,967	$120,063
Third-party	10,253	9,186
Accrued liabilities	41,249	39,599
Total current liabilities	170,469	168,848
Long-term liabilities:
Long-term debt	314,022	313,032
Deferred income tax liability, net	119	641
Other liabilities	9	9
Total long-term liabilities	314,150	313,682
Commitments and contingencies
Equity:
General Partner	(10,741)	(5,532)
TexNew Mex unitholders (80,000 units issued and outstanding)	(310)	(310)
Common unitholders - Public (28,993,863 and 28,866,477 units issued and outstanding, respectively)	594,052	600,100
Common unitholders - Affiliate (Andeavor - 32,018,847 and Western - 9,207,847 units issued and outstanding, respectively)	(502,749)	(132,802)
Subordinated unitholders - Affiliate (Andeavor - 0 and Western - 22,811,000 units issued and outstanding, respectively)	—	(363,132)
Total equity	80,252	98,324
Total liabilities and equity	$564,871	$580,854

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING LOGISTICS, LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues:
Fee based:
Affiliate	$67,783	$53,965	$133,260	$105,893
Third-party	703	677	1,322	1,367
Product sales based:
Affiliate	139,770	126,525	264,837	224,054
Third-party	419,253	397,435	832,782	715,327
Total revenues	627,509	578,602	1,232,201	1,046,641
Operating costs and expenses:
Cost of products sold:
Affiliate	137,150	123,870	259,849	219,019
Third-party	403,180	380,386	797,780	680,827
Operating and maintenance expenses	47,269	42,991	92,116	87,649
Selling, general and administrative expenses	8,023	6,007	14,766	11,371
Gain on disposal of assets, net	(2,936)	(802)	(3,227)	(901)
Depreciation and amortization	9,784	9,553	19,516	18,891
Total operating costs and expenses	602,470	562,005	1,180,800	1,016,856
Operating income	25,039	16,597	51,401	29,785
Other income (expense):
Interest and debt expense	(6,576)	(6,414)	(13,184)	(13,466)
Other income (expense), net	15	14	37	(104)
Net income before income taxes	18,478	10,197	38,254	16,215
Benefit (provision) for income taxes	250	(217)	360	(478)
Net income	18,728	9,980	38,614	15,737
Less net loss attributable to General Partner	—	(7,894)	—	(16,144)
Net income attributable to limited partners	$18,728	$17,874	$38,614	$31,881

Net income per limited partner unit:
Common - basic	$0.24	$0.33	$0.52	$0.61
Common - diluted	0.24	0.33	0.52	0.61
Subordinated - basic and diluted	—	0.36	0.51	0.64

Weighted-average limited partner units outstanding:
Common - basic	60,962	26,409	53,364	25,429
Common - diluted	60,971	26,427	53,372	25,441
Subordinated - basic and diluted	—	22,811	7,562	22,811

Cash distributions declared per common unit	$0.4525	$0.4025	$0.8900	$0.7950

Prior-period financial information has been retrospectively adjusted for the St. Paul Park Logistics Transaction.
The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING LOGISTICS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net income	$38,614	$15,737
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,516	18,891
Reserve for doubtful accounts	(11)	126
Amortization of deferred financing costs	989	685
Unit-based compensation expense	3,732	1,312
Deferred income taxes	(522)	—
Gain on disposal of assets, net	(3,227)	(901)
Changes in operating assets and liabilities:
Accounts receivable - Third-party	12,917	(7,750)
Accounts receivable - Affiliate	(6,802)	(3,142)
Inventories	4	3,109
Prepaid expenses	1,441	(539)
Other assets	4,597	2,057
Accounts payable and accrued liabilities	409	18,379
Net cash provided by operating activities	71,657	47,964
Cash flows from investing activities:
Capital expenditures	(14,317)	(16,088)
Increase in restricted cash	(14,347)	—
Proceeds from sale of assets	14,769	977
Net cash used in investing activities	(13,895)	(15,111)
Cash flows from financing activities:
Payments on revolving credit facility	—	(125,000)
Proceeds from issuance of common units	—	92,460
Offering costs for issuance of common units	—	(330)
Deferred financing costs	(78)	—
Quarterly distributions to affiliate	(33,705)	(26,947)
Quarterly distributions to common unitholders - public	(26,467)	(12,633)
Payments of tax withholdings for unit-based compensation	(1,633)	(548)
Contributions from affiliate	—	13,102
Net cash used in financing activities	(61,883)	(59,896)
Net change in cash and cash equivalents	(4,121)	(27,043)
Cash and cash equivalents at beginning of period	14,652	44,605
Cash and cash equivalents at end of period	$10,531	$17,562
Supplemental disclosure of cash flow information:
Interest paid	$12,285	$13,111
Income taxes paid	89	94
Supplemental disclosure of non-cash investing and financing activities:
Accrued capital expenditures	$4,617	$4,938
Conversion of subordinated units	367,766	—

Prior-period financial information has been retrospectively adjusted for the St. Paul Park Logistics Transaction.
The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization
Western Refining Logistics, LP ("WNRL" or the "Partnership"), "we," "us," and "our" refer to Western Refining Logistics, LP, and, unless the context otherwise requires, our subsidiaries. WNRL is a Delaware limited partnership formed in July 2013 by Western Refining Logistics GP, LLC ("WRGP" or the "General Partner"), our general partner. References to “Western” refer to Western Refining, Inc.
WNRL is principally a growth-oriented partnership that was formed to own, operate, develop and acquire logistics and related assets and businesses including terminals, storage tanks, pipelines and other logistics assets related to the terminalling, transportation, storage and distribution of crude oil and refined products. WNRL's businesses include 705 miles of pipelines, approximately 12.4 million barrels of active shell storage capacity, distribution of wholesale petroleum products and crude oil and asphalt trucking.
On June 1, 2017, Tesoro Corporation (renamed Andeavor on August 1, 2017) completed its acquisition of Western. Tahoe Merger Sub 1, Inc., a Delaware corporation and wholly-owned subsidiary of Andeavor, merged into Western, with Western surviving as a wholly-owned subsidiary of Andeavor (the "Andeavor Acquisition"). WNRL's agreements with Western have not changed as a result of the Andeavor Acquisition as such discussion about our affiliate agreements continue to refer to Western. See Note 17, Related Party Transactions, for additional information regarding these agreements.
As of June 30, 2017, Andeavor owned 52.5% of the limited partner interest in WNRL and public unitholders held the remaining 47.5%. WRGP is indirectly wholly-owned by Andeavor and holds all of the non-economic general partner interests in WNRL. See Note 11, Equity, for additional information.
On April 17, 2017, Andeavor filed an Amendment to Schedule 13D with the Securities and Exchange Commission (the "SEC") stating that the board of directors of Andeavor authorized the management of Andeavor to work with the board of directors and management of Andeavor Logistics LP, formerly known as Tesoro Logistics LP ("Andeavor Logistics"), to consider, discuss and endeavor to negotiate a merger, consolidation or combination (in whatever form) of assets held by and securities issued by Andeavor Logistics and its affiliates and assets held by and securities issued by WNRL. On July 20, 2017, the chairman of the conflicts committee of the WRGP board of directors (the "WNRL Board") received a proposal from Andeavor Logistics to acquire WNRL in an all-stock transaction at an exchange ratio of 0.4906 common units of Andeavor Logistics ("Andeavor Logistics Common Units") for each WNRL common unit.
There can be no assurance that any discussions that may occur between Andeavor Logistics and WNRL will contain transaction terms consistent with those described above or result in the entry into a definitive agreement concerning a transaction or, if such a definitive agreement is reached, will result in the consummation of a transaction provided for in such definitive agreement. Discussions concerning a possible transaction may be terminated at any time and without prior notice. Entry into a definitive agreement concerning a potential transaction and the consummation of any such transaction is subject to a number of contingencies, which are beyond the control of WNRL and Andeavor Logistics, including the satisfactory completion of due diligence, the approval of the WNRL Board and the board of directors of the general partner of Andeavor Logistics (the “Andeavor Logistics Board”), the approval of the conflicts committees established by the WNRL Board and the Andeavor Logistics Board, respectively, and the satisfaction of any conditions to the consummation of a transaction set forth in any such definitive agreement.
On March 2, 2017, the requirements for the conversion of all WNRL subordinated units into common units were satisfied under the partnership agreement. As a result, the 22,811,000 subordinated units converted into common units on a one-for-one basis and thereafter participated on terms equal with all other common units in distributions of available cash. See Note 11, Equity, for additional information.
On September 15, 2016, we acquired certain terminalling, transportation and storage assets from a wholly-owned subsidiary of Western consisting of the Cottage Grove tank farm and certain terminals, storage assets, pipelines and other logistics assets located at Western's St. Paul Park refinery ("St. Paul Park Logistics Assets"). The financial statements presented in this Quarterly Report on Form 10-Q have been retrospectively adjusted to include the combined financial results of the St. Paul Park Logistics Assets prior to our acquisition on September 15, 2016 ("St. Paul Park Logistics Transaction"). The historical operations of the St. Paul Park Logistics Assets prior to the St. Paul Park Logistics Transaction generally recorded operating costs and other expenses associated with storage and terminalling services and recorded no revenue. For periods subsequent to the St. Paul Park Logistics Transaction, the results of operations for the St. Paul Park Logistics Assets reflect

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

revenues based on contractual rates set forth in our commercial agreements with Western. See Note 3, Acquisitions of Common Control Assets and Note 17, Related Party Transactions, for additional information.
Our operations include two reportable segments: the logistics segment and the wholesale segment. See Note 5, Segment Information, for further discussion of our reportable segments.
2. Basis of Presentation and Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017, or for any other period. We have not reported comprehensive income due to the absence of items of other comprehensive income or loss during the periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016. The condensed consolidated financial statements do not reflect the push-down accounting of the purchase price adjustments resulting from the Andeavor Acquisition.
Restricted Cash
Restricted cash reported in our Condensed Consolidated Balance Sheet at June 30, 2017 relates to net proceeds from the sale of our lubricant operations located in Arizona and Nevada during the second quarter of 2017. This cash is restricted through June 30, 2018 and must be used to reinvest in assets used in our business or as a prepayment of debt.
Financial Instruments and Fair Value
Financial instruments that potentially subject us to concentrations of credit risk consist of accounts receivable. We believe that our credit risk is minimized as a result of the credit quality of our customer base. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, which we consider Level 1 assets, approximated their fair values at June 30, 2017 and December 31, 2016, due to their short-term maturities. The carrying amount of our debt is the amount reflected in the Condensed Consolidated Balance Sheets, including the current portion. The fair value of the debt was determined based on prices from recent trade activity and is categorized in Level 2 of the fair value hierarchy. See Note 10, Debt, for additional information.
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
Recent Accounting Pronouncements
Effective January 1, 2017, we adopted the accounting and reporting requirements included in the Accounting Standards Codification ("ASC") for employee share-based payment accounting. We have applied the new standard prospectively, except for the cash flow considerations, which we applied retrospectively. The adoption of these revised standards was not material to our financial position or results of operations. The presentation of our Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016, has been retrospectively adjusted to include payments of $0.5 million for tax withholdings for stock-based compensation in net cash used in financing activities that was previously reported in net cash provided by operating activities as a change in accounts payable and accrued liabilities.
Accounting Standards Update 2017-03 addresses the disclosure requirements in regards to the impact that recently issued accounting standards will have on the financial statements of a registrant when such standards are adopted in a future period. The specific impact of this guidance will be determined by the respective changes in GAAP.
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

We have been evaluating and continue to evaluate the provisions of this standard and its impact on our business processes, business and accounting systems, and financial statements and related disclosures. A multi-disciplined implementation team has gained an understanding of the standard’s revenue recognition model, is reviewing and documenting our contracts, and is analyzing whether enhancements are needed to our business and accounting systems. Thus far in our review and analysis, we have not identified any material differences in our existing revenue recognition methods that would require modification under the new standard. We expect to complete this phase of our implementation plan within the next several months after which we will implement any changes to existing business processes and systems to accommodate the new standard. We will adopt this standard as of January 1, 2018. We preliminarily expect to transition to the new standard under the modified retrospective transition method, whereby a cumulative effect adjustment is recognized upon adoption and the guidance is applied prospectively.

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

3. Acquisitions of Common Control Assets
On September 15, 2016, we completed the St. Paul Park Logistics Transaction with a wholly-owned subsidiary of Western in exchange for $195 million in cash and 628,224 common units representing limited partner interests in WNRL.
The St. Paul Park Logistics Assets acquired by WNRL included approximately 4.0 million barrels of refined product and crude oil storage capacity, a light products terminal, a heavy products loading rack and certain rail and barge facilities. The St. Paul Park Logistics Assets also include other related logistics assets including two crude oil pipeline segments and one pipeline segment not currently in service, each of which is 2.5 miles and extends from Western's refinery in St. Paul Park, Minnesota to Western's tank farm in Cottage Grove, Minnesota.
In connection with the St. Paul Park Logistics Transaction, we entered into a terminalling, transportation and storage services agreement with Western (the "St. Paul Park Terminalling Agreement"). Pursuant to the St. Paul Park Terminalling Agreement, we agreed to provide product storage services, product throughput services and product additive and blending services at the terminal facilities located at or near Western's refinery in St. Paul Park, Minnesota. In exchange for such services, Western agreed to certain minimum volume commitments and to pay certain fees. The St. Paul Park Terminalling Agreement has an initial term of ten years, which may be extended for up to two renewal terms of five years each upon the mutual agreement of the parties. See Note 17, Related Party Transactions, for additional information.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Divestitures
We completed an evaluation of our lubricant operations and concluded that lubricants are not strategic to our core operations. We have taken steps to divest the remaining assets associated with our lubricant operations and have executed asset purchase agreements with third parties. On June 30, 2017, we sold our lubricant operations located in Arizona and Nevada for $14.7 million resulting in a gain on disposal of assets of $2.8 million. Due to provisions in our senior secured revolving credit facility agreement and 7.5% Senior Notes indenture, the proceeds received from the sale of our lubricant operations must be used in our business or as a prepayment of debt. Restricted cash reported in our Condensed Consolidated Balance Sheet at June 30, 2017, was $14.3 million. This cash is restricted through June 30, 2018. We anticipate completing a sale of the remaining assets during the third quarter of 2017.
In connection with the disposal of our lubricant operations, we reported employee severance costs of $0.4 million and $0.5 million within direct operating expenses and selling, general and administrative expenses in our Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2017, respectively. Assets held for sale in our Condensed Consolidated Balance Sheet at June 30, 2017 and December 31, 2016, respectively, include $1.1 million and $10.1 million in inventories and $2.4 million and $7.3 million in property, plant and equipment. These assets and associated results from operations are presented in our Wholesale segment.
During the second and third quarters of 2016, we disposed of certain assets related to our lubricant sales in California. In connection with this asset disposal, we reported employee severance costs of $0.4 million within direct operating expenses and selling, general and administrative expenses in our Condensed Consolidated Statement of Operations for the three months ended June 30, 2016. A gain of $0.6 million was included in gain on disposal of assets, net for the three and six months ended June 30, 2016 in the Condensed Consolidated Statements of Operations.

5. Segment Information
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
Wholesale. Our wholesale segment includes the operations of several lubricant and bulk petroleum distribution facilities and a fleet of crude oil, refined product, asphalt and lubricant delivery trucks. Our wholesale segment distributes commercial wholesale petroleum products primarily in Arizona, Colorado, Nevada, New Mexico and Texas. The wholesale segment purchases petroleum fuels and lubricants from Western's refining segment and from third-party suppliers.
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

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

operations. Included in the total assets of the corporate operations are cash and cash equivalents, various net accounts receivable, prepaid expenses, other current assets, net deferred income tax items and other long-term assets.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Disclosures regarding our reportable segments with reconciliations to consolidated totals for the three and six months ended June 30, 2017 and 2016, are presented below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)
Operating Results:
Logistics revenues:
Affiliate	$53,567	$43,053	$103,204	$83,969
Third-party	703	677	1,322	1,367
Total logistics revenues	54,270	43,730	104,526	85,336
Wholesale revenues:
Affiliate	153,986	137,437	294,893	245,978
Third-party	419,253	397,435	832,782	715,327
Total wholesale revenues	573,239	534,872	1,127,675	961,305

Consolidated revenues	$627,509	$578,602	$1,232,201	$1,046,641

Operating income (loss):
Logistics	$17,611	$11,064	$32,641	$16,977
Wholesale	13,180	8,797	28,154	18,750
Other	(5,752)	(3,264)	(9,394)	(5,942)
Operating income from segments	25,039	16,597	51,401	29,785
Other expense, net	(6,561)	(6,400)	(13,147)	(13,570)
Consolidated income before income taxes	$18,478	$10,197	$38,254	$16,215

Depreciation and amortization:
Logistics	$8,781	$8,347	$17,362	$16,502
Wholesale	1,003	1,206	2,154	2,389
Consolidated depreciation and amortization	$9,784	$9,553	$19,516	$18,891

Capital expenditures:
Logistics	$8,703	$6,703	$14,154	$14,687
Wholesale	144	1,029	163	1,401
Consolidated capital expenditures	$8,847	$7,732	$14,317	$16,088

	June 30, 2017	June 30, 2016
	(In thousands)
Total assets:
Logistics	$411,581	$414,872
Wholesale	126,345	156,067
Other	26,945	18,017
Consolidated total assets	$564,871	$588,956

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. Earnings Per Unit
Earnings in excess of distributions are allocated to the limited partners in accordance with our partnership agreement. Payments made to our unitholders are determined in relation to actual distributions declared and are not based on the net income allocations used in the calculation of earnings per unit.
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
In accordance with our partnership agreement, our subordinated units converted to common units once we met specified distribution targets and successfully completed other tests set forth in our Second Amended and Restated Agreement of Limited Partnership ("Second A&R Partnership Agreement"). On March 2, 2017, the requirements for the conversion of all WNRL subordinated units into common units were satisfied under the partnership agreement. As a result, the 22,811,000 subordinated units converted into common units on a one-for-one basis and, thereafter, participated on terms equal with all other common units in distributions of available cash. The conversion of the subordinated units did not impact the amount of cash distributions paid by us or the total number of outstanding units. Refer to Note 11, Equity, for further information.
In addition to the common and subordinated units, we have identified the general partner interest, incentive distribution rights and distributions associated with the TexNew Mex Units as participating securities and use the two-class method when calculating earnings per unit applicable to limited partners that is based on the weighted-average number of common units outstanding during the period. We make incentive distribution payments to our General Partner when our per unit distribution amount exceeds the target distribution. During the three and six months ended June 30, 2017 and 2016, we made incentive distribution right payments to our General Partner of $3.1 million, $5.2 million, $0.9 million and $1.7 million, respectively. Refer to Note 11, Equity, for further information regarding incentive distribution rights.
To the extent there is sufficient available cash from operating surplus under the Second A&R Partnership Agreement, the holder of the TexNew Mex Units will be entitled to receive a distribution equal to 80% of the excess of TexNew Mex Shared Segment Distributable Cash Flow over the TexNew Mex Base Amount (as such terms are defined in the Second A&R Partnership Agreement). To the extent the holder of a TexNew Mex Unit is entitled to such a distribution, that distribution will be preferential to all other unit holder distributions. During the three and six months ended June 30, 2017 and 2016, the TexNew Mex unitholders were not entitled to any distributions. Refer to Note 11, Equity, for further information.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The calculation of net income per unit for the three and six months ended June 30, 2017 and 2016, respectively, is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands, except per unit data)
Net income	$18,728	$9,980	$38,614	$15,737
Net loss attributable to General Partner (1)	—	(7,894)	—	(16,144)
Net income attributable to limited partners	18,728	17,874	38,614	31,881
General Partner distributions	(3,981)	(921)	(7,044)	(1,682)
Limited partners' distributions on common units	(29,252)	(9,858)	(49,930)	(19,453)
Limited partners' distributions on subordinated units	—	(9,181)	(6,992)	(18,135)
Distributions greater than earnings	$(14,505)	$(2,086)	$(25,352)	$(7,389)

General Partners' earnings:
Distributions	$3,981	$921	$7,044	$1,682
Net loss attributable to General Partner (1)	—	(7,894)	—	(16,144)
Total General Partners' earnings (loss)	$3,981	$(6,973)	$7,044	$(14,462)

Limited partners' earnings on common units:
Distributions	$29,252	$9,858	$49,930	$19,453
Allocation of distributions greater than earnings	(14,505)	(1,119)	(22,205)	(3,895)
Total limited partners' earnings on common units	$14,747	$8,739	$27,725	$15,558

Limited partners' earnings on subordinated units (2):
Distributions	$—	$9,181	$6,992	$18,135
Allocation of distributions greater than earnings	—	(967)	(3,147)	(3,494)
Total limited partners' earnings on subordinated units	$—	$8,214	$3,845	$14,641

Weighted-average limited partner units outstanding:
Common units - basic	60,962	26,409	53,364	25,429
Common units - diluted	60,971	26,427	53,372	25,441
Subordinated units - basic and diluted	—	22,811	7,562	22,811

Net income per limited partner unit:
Common - basic	$0.24	$0.33	$0.52	$0.61
Common - diluted	0.24	0.33	0.52	0.61
Subordinated - basic and diluted	—	0.36	0.51	0.64

(1)
We apply the two-class method to calculate earnings per unit and allocate the results of operations of the St. Paul Park Logistics Assets prior to the St. Paul Park Logistics Transaction entirely to our general partner. The limited partners had no rights to the results of operations before the acquisition.

(2)
On March 2, 2017, the 22,811,000 subordinated units converted into common units on a one-for-one basis and thereafter participated on terms equal with all other common units in distributions of available cash. Distributions greater than earnings were allocated to the subordinated units through March 2, 2017.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Property, Plant and Equipment, Net
Property, plant and equipment, net was as follows:

	June 30, 2017	December 31, 2016
	(In thousands)
Buildings and improvements	$28,061	$26,463
Pipelines and related assets	270,853	264,398
Terminals and related assets	250,857	245,512
Asphalt plant, terminals and related assets	26,969	26,861
Wholesale and related assets	24,231	24,879
	600,971	588,113
Accumulated depreciation	(201,077)	(182,743)
	399,894	405,370
Construction in progress	9,476	6,800
Property, plant and equipment, net	$409,370	$412,170
Assets held for sale in our Condensed Consolidated Balance Sheets at June 30, 2017 and December 31, 2016 include $2.4 million and $7.3 million, respectively, in net property, plant and equipment. See Note 4, Divestitures, for further discussion.
Depreciation expense was $9.5 million, $18.9 million, $9.3 million and $18.3 million for the three and six months ended June 30, 2017 and 2016, respectively. Capitalized interest expense related to capital projects was $0.07 million and $0.09 million for the three and six months ended June 30, 2017, respectively, and $0.3 million for the three and six months ended June 30, 2016.
8. Intangible Assets, Net
A summary of intangible assets, net, is presented in the table below:

	June 30, 2017			December 31, 2016			Weighted-Average Amortization Period (Years)
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Customer relationships	$7,172	$(4,499)	$2,673	$7,172	$(4,234)	$2,938	5.0
Pipeline rights-of-way	6,564	(3,133)	3,431	6,527	(2,950)	3,577	6.0
Intangible assets, net	$13,736	$(7,632)	$6,104	$13,699	$(7,184)	$6,515
Intangible asset amortization expense was $0.3 million and $0.6 million for the three and six months ended June 30, 2017 and June 30, 2016, respectively, based upon estimates of useful lives ranging from 1 to 35 years.
Estimated amortization expense for the indicated periods is as follows (in thousands):

Remainder of 2017	$677
2018	1,286
2019	1,252
2020	958
2021	805
2022	691

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Accrued Liabilities
Accrued liabilities were as follows:

	June 30, 2017	December 31, 2016
	(In thousands)
Deferred revenue - affiliate	$19,598	$19,132
Interest	8,439	8,439
Excise and other taxes	7,155	6,329
Property taxes	2,862	2,454
Payroll and related costs	2,629	2,703
Other	566	542
Accrued liabilities	$41,249	$39,599
10. Debt
Revolving Credit Facility
In connection with the St. Paul Park Logistics Transaction, on September 15, 2016, we entered into a Commitment Increase and First Amendment to Credit Agreement (the “Amendment”) to our senior secured revolving credit facility (the "Revolving Credit Facility") to bring the total commitment to $500.0 million. The Revolving Credit Facility will mature on October 16, 2018. We have the ability to increase the total commitment of our Revolving Credit Facility by up to $150.0 million for a total facility size of up to $650.0 million, subject to receiving increased commitments from lenders and to the satisfaction of certain conditions. The Revolving Credit Facility includes a $25.0 million sub-limit for standby letters of credit and a $10.0 million sub-limit for swing line loans. Obligations under the Revolving Credit Facility and certain cash management and hedging obligations are guaranteed by all of our subsidiaries and are secured by a first priority lien on substantially all of our and our subsidiaries' significant assets. Our creditors under the Revolving Credit Facility have no recourse to Western's or Andeavor's assets. Borrowings under our Revolving Credit Facility bear interest at either a base rate plus an applicable margin ranging from 0.75% to 1.75%, or at LIBOR plus an applicable margin ranging from 1.75% to 2.75%. The applicable margin will vary based on our Consolidated Total Leverage Ratio, as defined in the Revolving Credit Facility.
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
On October 30, 2015, we borrowed $145.0 million under the Revolving Credit Facility to partially fund the purchase of the TexNew Mex Pipeline system from a wholly-owned subsidiary of Western. During the year ended December 31, 2016, we repaid these direct borrowings using the net proceeds generated from our equity offering during the second quarter of 2016 and from cash-on-hand. On September 15, 2016, we borrowed $20.3 million under the Revolving Credit Facility, to partially fund the St. Paul Park Logistics Transaction.
As of June 30, 2017, the availability under the Revolving Credit Facility was $479.0 million. This availability is net of $20.3 million in direct borrowings and $0.7 million in outstanding letters of credit. We had no swing line borrowings outstanding under our Revolving Credit Facility as of June 30, 2017. The estimated fair value of the Revolving Credit Facility approximates its carrying amount. The interest rate for the borrowings under the Revolving Credit Facility was 3.26% as of June 30, 2017. The unamortized financing costs of $1.5 million and $2.0 million as of June 30, 2017 and December 31, 2016, respectively, are included in long-term debt in the Condensed Consolidated Balance Sheets. The effective rate of interest, including contractual interest and amortization of loan fees, on the Revolving Credit Facility was 3.49% as of June 30, 2017.
The Revolving Credit Facility contains covenants that limit or restrict our ability to make cash distributions. We are required to maintain certain financial ratios; each tested on a quarterly basis for the immediately preceding four quarter period. We were in compliance with our debt covenants as of and for the six months ended June 30, 2017.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.5% Senior Notes
On February 11, 2015, we entered into an Indenture (the “Indenture”) among the Partnership, WNRL Finance Corp., a Delaware corporation and 100% owned subsidiary of the Partnership (“Finance Corp.” and together with the Partnership, the “Issuers”), the Guarantors named therein and U.S. Bank National Association, as trustee (the “Trustee”) under which the Issuers issued $300.0 million in aggregate principal amount of 7.5% Senior Notes due 2023 (the "WNRL 2023 Senior Notes"). The Partnership will pay interest on the WNRL 2023 Senior Notes semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2015. The WNRL 2023 Senior Notes will mature on February 15, 2023. The estimated fair value of the WNRL 2023 Senior Notes was $324.0 million as of June 30, 2017. We incurred financing costs associated with the issuance of the WNRL 2023 Senior Notes of $6.8 million.
Unamortized financings costs of $4.8 million and $5.2 million as of June 30, 2017 and December 31, 2016, respectively, are included in long-term debt in the Condensed Consolidated Balance Sheets. The effective rate of interest, including contractual interest and amortization of loan fees, on the 7.5% Senior Notes was 7.78% as of June 30, 2017.
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
The Indenture contains covenants that limit WNRL’s and its restricted subsidiaries’ ability to, among other things: (i) incur, assume or guarantee additional indebtedness or issue preferred units, (ii) create liens to secure indebtedness, (iii) pay distributions on equity securities, repurchase equity securities or redeem subordinated indebtedness, (iv) make investments, (v) effect distributions, loans or other asset transfers from the Partnership’s restricted subsidiaries, (vi) consolidate with or merge with or into, or sell substantially all of the Partnership’s properties to, another person, (vii) sell or otherwise dispose of assets, including equity interests in subsidiaries and (viii) enter into transactions with affiliates. These covenants are subject to a number of limitations and exceptions. The Indenture would permit or require the principal, premium, if any, and interest on all the then outstanding WNRL 2023 Senior Notes to be due and payable immediately in the event of default. We were in compliance with our debt covenants as of and for the six months ended June 30, 2017.
11. Equity
We had 28,993,863 publicly held outstanding common units as of June 30, 2017, including the net settlement and issuance of 127,386 common units upon the vesting of phantom units from our Western Refining Logistics, LP 2013 Long-Term Incentive Plan (the "LTIP") during the six months ended June 30, 2017. Andeavor owned 32,018,847 of our common units constituting an aggregate limited partner interest of 52.5% as of June 30, 2017.
In accordance with our partnership agreement, our subordinated units converted to common units once we met specified distribution targets and successfully completed other tests set forth in our Second A&R Partnership Agreement. On March 2, 2017, the requirements for the conversion of all WNRL subordinated units into common units were satisfied under the partnership agreement. As a result, the 22,811,000 subordinated units converted into common units on a one-for-one basis and, thereafter, participated on terms equal with all other common units in distributions of available cash. The conversion of the subordinated units did not impact the amount of cash distributions paid by us or the total number of outstanding units.
On September 15, 2016, we issued 628,224 common units to Western in connection with the St. Paul Park Logistics Transaction. See Note 3, Acquisitions of Common Control Assets, for further information.

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
Changes to equity during the six months ended June 30, 2017, were as follows:

		TexNew Mex -		Common -
	General	Andeavor /	Common -	Andeavor /	Subordinated -
	Partner	Western	Public	Western	Western	Total
	(In thousands)
Balance at December 31, 2016	$(5,532)	$(310)	$600,100	$(132,802)	$(363,132)	$98,324
Unit-based compensation	—	—	2,099	—	—	2,099
Conversion of subordinated units	—	—	—	(367,766)	367,766	—
Distributions to partners declared	(5,209)	—	(26,467)	(18,517)	(9,979)	(60,172)
Net income attributable to limited partners	—	—	18,320	14,949	5,345	38,614
Contributions	—	—	—	1,387	—	1,387
Balance at June 30, 2017	$(10,741)	$(310)	$594,052	$(502,749)	$—	$80,252
TexNew Mex Units
The Second A&R Partnership Agreement created the TexNew Mex Shared Segment and the TexNew Mex Units. The TexNew Mex units are generally entitled to participate in 80% of the economics attributable to the TexNew Mex Shared Segment resulting from crude oil throughput on the TexNew Mex shared segment above 13,000 bpd. To the extent there is sufficient available cash from operating surplus under the Second A&R Partnership Agreement, the holder of the TexNew Mex Units will be entitled to receive a distribution equal to 80% of the excess of TexNew Mex Shared Segment Distributable Cash Flow over the TexNew Mex Base Amount (as such terms are defined in the Second A&R Partnership Agreement). To the extent the holder of a TexNew Mex Unit is entitled to such a distribution, that distribution will be preferential to all other unit holder distributions. We declared no distributions to TexNew Mex unitholders related to our operating results for the three and six months ended June 30, 2017 and 2016.
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
The TexNew Mex Units are perpetual and have no rights of redemption or conversion. No holder of any TexNew Mex Unit may transfer any or all of the TexNew Mex Units held by such holder without the prior written approval of the General Partner, unless the transfer either is to an affiliate of the holder or is to any person who is, or will be substantially concurrently with the completion of the transfer, an affiliate of the General Partner.
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

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Allocations of Net Income and Loss
The Second A&R Partnership Agreement contains provisions for the allocation of net income and loss to the unitholders and the General Partner. For purposes of maintaining partner capital accounts, the Second A&R Partnership Agreement specifies that items of income and loss shall be allocated among the partners in accordance with their respective percentage interest. Normal allocations according to percentage interests are made after giving effect, if any, to priority income allocations in an amount equal to incentive distribution right payments allocated 100% to the General Partner and distributions to the TexNew Mex unitholders.
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
Distributions
Our Second A&R Partnership Agreement sets forth the calculation to be used to determine the amount and priority of cash distributions that the common unitholders and general partner will receive. We declare distributions subsequent to quarter end. The table below summarizes our 2017 quarterly distribution declarations, payments and scheduled payments:

Declaration Date	Record Date	Payment Date	Distribution per Unit
January 31, 2017	February 13, 2017	March 1, 2017	$0.4375
April 28, 2017	May 9, 2017	May 23, 2017	0.4525
July 25, 2017	August 4, 2017	August 18, 2017	0.4675
Total			$1.3575

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the three and six months ended June 30, 2017 and 2016, we paid distributions to unitholders as shown in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands, except per unit data)
TexNew Mex Unit distributions:
TexNew Mex Unit distributions	$—	$—	$—	$310
Total TexNew Mex Unit distributions	$—	$—	$—	$310

General Partner's distributions:
General Partner's incentive distribution rights	$3,062	$921	$5,209	$1,682
Total General Partner's distributions	$3,062	$921	$5,209	$1,682

Limited partners' distributions:
Common	$28,327	$9,858	$44,984	$19,453
Subordinated	—	9,181	9,979	18,135
Total limited partners' distributions	28,327	19,039	54,963	37,588
Total cash distributions	$31,389	$19,960	$60,172	$39,580

Cash distributions per limited partner unit	$0.4525	$0.4025	$0.8900	$0.7950
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
12. Equity-Based Compensation
Our General Partner's board of directors adopted the LTIP for the benefit of employees, consultants and non-employee directors of our General Partner and its affiliates. Awards granted under the LTIP vest over a scheduled vesting period and their market value at the date of the grant is amortized over the restricted period on a straight-line basis. At June 30, 2017, there were 4,111,827 WNRL common units reserved for future grants under the LTIP.
The only equity awards that have been granted pursuant to the LTIP are phantom units. The fair value of the phantom units is determined based on the closing price of WNRL common units on the grant date. The estimated fair value of the phantom units is amortized on a straight-line basis over the scheduled vesting periods of individual awards. We incurred unit-based compensation expense of $3.1 million, $3.7 million, $0.8 million and $1.3 million for the three and six months ended June 30, 2017 and 2016, respectively. Upon completion of the Andeavor Acquisition on June 1, 2017, we incurred $2.3 million of additional unit-based compensation expense due to the acceleration of certain phantom unit awards upon Western's change in control.
The aggregate grant date fair value of nonvested phantom units outstanding as of June 30, 2017, was $3.7 million. The aggregate intrinsic value of such phantom units was $3.7 million. Total unrecognized compensation cost related to our non-vested phantom units totaled $3.1 million at June 30, 2017, which we expect to recognize over a weighted-average period of approximately 2.3 years.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of our unit award activity for the six months ended June 30, 2017, is set forth below:

	Number of Phantom Units	Weighted-Average Grant Date Fair Value
Not vested at December 31, 2016	285,155	$26.42
Awards granted	52,654	24.70
Awards vested (1)	(193,499)	26.52
Awards forfeited	—	—
Not vested at June 30, 2017	144,310	25.65
(1) Upon completion of the Andeavor Acquisition on June 1, 2017, 107,487 phantom units vested upon Western's change in control.

13. Risk Concentration
We are part of the consolidated operations of Andeavor and we derive a significant portion of our revenue from transactions with Western, a wholly-owned subsidiary of Andeavor. Western and Andeavor accounted for 33.1%, 32.3%, 31.2% and 31.5%, respectively, of our consolidated revenues for the three and six months ended June 30, 2017 and 2016.
We sell a variety of refined products to a diverse customer base. Sales to Kroger Company accounted for 21.4%, 21.5%, 20.5% and 20.8% of total revenues for the three and six months ended June 30, 2017 and 2016, respectively. Sales to Western’s retail and unmanned fleet fueling sites and Andeavor accounted for 23.0%, 22.7%, 23.2% and 23.4% of total revenues for the three and six months ended June 30, 2017 and 2016, respectively.
See Note 17, Related Party Transactions, for detailed information on our agreements with Western.
14. Income Taxes
WNRL is treated as a publicly-traded partnership for federal and state income tax purposes, however, Western Refining Product Transport, LLC ("WRPT") (a wholly-owned subsidiary) is taxed as a corporation for federal and state tax purposes. Taxes on net income for WNRL and its subsidiaries generally are borne by our partners through the allocation of taxable income. The aggregate difference in the basis of our net assets for financial and tax reporting purposes cannot be readily determined as we do not have access to information about each partner's tax attributes in us. Our deferred income tax liabilities and income tax expense result from our taxable subsidiary, WRPT. In addition, tax expense is recorded as it relates to state laws that apply to entities organized as partnerships, primarily in the state of Texas. Our deferred income tax liability as of June 30, 2017 and December 31, 2016 was $0.1 million and $0.6 million, respectively. For the three and six months ended June 30, 2017 and 2016, we had an income tax benefit of $0.3 million and $0.4 million and income tax expense of $0.2 million and $0.5 million, respectively. Our effective tax rates for the three and six months ended June 30, 2017 and 2016, were (1.4)%, (0.9)%, 2.1% and 2.9%, respectively.
As of June 30, 2017 and December 31, 2016, we had no unrecognized tax benefit liability. No interest or penalties were recognized related to income taxes during the three and six months ended June 30, 2017 and 2016.

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
The following table presents our annual minimum rental payments under non-cancelable operating leases that have lease terms of one year or more (in thousands) as of June 30, 2017:

Remaining 2017	$3,320
2018	4,568
2019	2,376
2020	702
2021	349
2022 and thereafter	369
$11,684
Total rental expense was $2.1 million, $4.1 million, $2.4 million and $4.9 million for the three and six months ended June 30, 2017 and 2016, respectively. Contingent rentals and subleases were not significant in any year.
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
17. Related Party Transactions
Certain of our employees are shared employees with Western and Andeavor. At the closing of our initial public offering, we entered into a services agreement with Western under which Western agreed to share certain employees with us. These employees are responsible for operation, maintenance and other services related to the assets we own and operate. Western employees provide these services under our direction, supervision and control pursuant to this services agreement. Western also provides us with support for accounting, legal, human resources and various other administrative functions.

WESTERN REFINING LOGISTICS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We have incurred charges from Western for the allocation of services including executive oversight, accounting, treasury, tax, legal, procurement, engineering, logistics, maintenance, information technology and similar items. We classify these charges between operating and maintenance expenses and selling, general and administrative expenses based on the functional nature of the employee and other services that Western provides for our operations. Charges from Western that we include within our selling, general and administrative and operating and maintenance expenses were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)
Operating and maintenance expenses	$17,933	$15,667	$35,439	$31,633
Selling, general and administrative expenses	3,063	2,346	6,081	4,461
Total charges	$20,996	$18,013	$41,520	$36,094
Our management believes the charges allocated to us from Western are a reasonable reflection of the utilization of Western's service to our operations. We also incur direct charges to our operations and administration. The allocations noted above may not fully reflect the additional expenses that we would have incurred had we been a stand-alone company during the periods presented.
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
On May 4, 2015, we entered into a Joinder Agreement with Western and Northern Tier Energy LP ("NTI") that joined us as a party to the Shared Services Agreement, dated October 30, 2014, between Western and NTI and under which Western and NTI provide services to each other in support of their operations. Under the Joinder Agreement, we provide certain scheduling and other services in support of NTI’s operations and NTI reimburses us for the costs associated with providing such services. During the three and six months ended June 30, 2017 and 2016, we incurred expenses of $0.2 million, $0.4 million, $0.1 million and $0.2 million, respectively, that are reimbursable from NTI under the Shared Services Agreement.
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
You should read the following discussion together with the financial statements and the notes thereto included elsewhere in this report. This discussion contains forward-looking statements that are based on current expectations, estimates and projections about our business and operations. The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this report. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those we discuss under Part I, Item 1A. "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2016 ("2016 Form 10-K") and elsewhere in this report. You should read "Risk Factors" and "Forward-Looking Statements" in this report. In this quarterly report, all references to "WNRL," "the Partnership," "we," "us," and "our" or like terms refer to Western Refining Logistics, LP and its consolidated subsidiaries, unless the context otherwise requires or where otherwise indicated. References to “Western” refer to Western Refining, Inc.

Overview
WNRL is a Delaware master limited partnership that commenced operations in October 2013. Western Refining Logistics GP, LLC ("WRGP"), our general partner, holds all of the non-economic general partner interests in WNRL and is indirectly wholly-owned by Andeavor (formerly Tesoro Corporation). Effective August 1, 2017, Tesoro Corporation changed its name to Andeavor.
WNRL is principally a growth-oriented partnership that owns, operates, develops and acquires logistics and related assets and businesses including terminals, storage tanks, pipelines and other logistics assets related to the terminalling, transportation, storage and distribution of crude oil and refined products. WNRL's assets and operations include 705 miles of pipelines, approximately 12.4 million barrels ("bbls") of active shell storage capacity, distribution of wholesale petroleum products and crude oil and asphalt trucking.
On June 1, 2017, Andeavor completed its acquisition of Western. Tahoe Merger Sub 1, Inc., a Delaware corporation and wholly-owned subsidiary of Andeavor, merged into Western, with Western surviving as a wholly-owned subsidiary of Andeavor (the "Andeavor Acquisition"). WNRL's agreements with Western have not changed as a result of the Andeavor Acquisition as such discussion about our affiliate agreements continue to refer to Western. See Note 17, Related Party Transactions, in the Notes to Condensed Consolidated Financial Statements for additional information regarding these agreements.
Andeavor's limited partner interest in WNRL was 52.5% at June 30, 2017. Our units trade on the New York Stock Exchange ("NYSE") under the symbol "WNRL."
On April 17, 2017, Andeavor filed an Amendment to Schedule 13D with the Securities and Exchange Commission (the "SEC") stating that the board of directors of Andeavor authorized the management of Andeavor to work with the board of directors and management of Andeavor Logistics LP, formerly known as Tesoro Logistics LP ("Andeavor Logistics"), to consider, discuss and endeavor to negotiate a merger, consolidation or combination (in whatever form) of assets held by and securities issued by Andeavor Logistics and its affiliates and assets held by and securities issued by WNRL. On July 20, 2017, the chairman of the conflicts committee of the WRGP board of directors (the "WNRL Board") received a proposal from Andeavor Logistics to acquire WNRL in an all-stock transaction at an exchange ratio of 0.4906 common units of Andeavor Logistics ("Andeavor Logistics Common Units") for each WNRL common unit.
There can be no assurance that any discussions that may occur between Andeavor Logistics and WNRL will contain transaction terms consistent with those described above or result in the entry into a definitive agreement concerning a transaction or, if such a definitive agreement is reached, will result in the consummation of a transaction provided for in such definitive agreement. Discussions concerning a possible transaction may be terminated at any time and without prior notice. Entry into a definitive agreement concerning a potential transaction and the consummation of any such transaction is subject to a number of contingencies, which are beyond the control of WNRL and Andeavor Logistics, including the satisfactory completion of due diligence, the approval of the WNRL Board and the board of directors of the general partner of Andeavor Logistics (the “Andeavor Logistics Board”), the approval of the conflicts committees established by the WNRL Board and the Andeavor Logistics Board, respectively, and the satisfaction of any conditions to the consummation of a transaction set forth in any such definitive agreement.
On March 2, 2017, the requirements for the conversion of all WNRL subordinated units into common units were satisfied under the partnership agreement. As a result, the 22,811,000 subordinated units converted into common units on a one-for-one basis and, thereafter, participated on terms equal with all other common units in distributions of available cash. See Note 11, Equity, in the Notes to Condensed Consolidated Financial Statements for further discussion.
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
Major Influences on Results of Operations
Supply and Demand for Crude Oil and Refined Products. We generate revenues under fee-based agreements with Western. These contracts generally provide for stable and predictable cash flows and limit our direct exposure to commodity price fluctuations related to the loss allowance provisions in our commercial agreements. We typically do not have exposure to variability in the prices of the hydrocarbons and other products we handle on Western's behalf, although these risks indirectly influence our activities and results of operations over the long term because of their impact on Western's operations. Our terminal throughput volumes depend primarily on the volume of refined and other products produced at Western’s refineries that, in turn, is ultimately dependent on Western’s refining margins.
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
Factors Affecting the Comparability of Our Financial Results
Andeavor Transaction
On June 1, 2017, Andeavor completed its acquisition of Western and Merger Sub 1 with Western surviving as a wholly-owned subsidiary of Andeavor. The condensed consolidated financial statements do not reflect the push-down accounting of the purchase price adjustments resulting from the Andeavor Acquisition.

We incurred unit-based compensation expense of $3.1 million, $3.7 million, $0.8 million and $1.3 million for the three and six months ended June 30, 2017 and 2016, respectively. The increase in unit-based compensation expense was due to the acceleration of certain phantom unit awards resulting from the Andeavor Acquisition on June 1, 2017.
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
Issuance of Additional Interests
On March 2, 2017, the requirements for the conversion of all WNRL subordinated units into common units were satisfied under the partnership agreement. As a result, the 22,811,000 subordinated units converted into common units on a one-for-one basis and thereafter participated on terms equal with all other common units in distributions of available cash.
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
Lubricant Operations
On June 30, 2017, we sold our lubricant operations located in Arizona and Nevada for $14.7 million resulting in a gain on disposal of assets of $2.8 million. In connection with this asset disposal, we reported employee severance costs of $0.4 million and $0.5 million within direct operating expenses and selling, general and administrative expenses in our Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2017, respectively. Assets held for sale in our Condensed Consolidated Balance Sheet at June 30, 2017 and December 31, 2016, respectively, include $1.1 million and $10.1 million in inventories and $2.4 million and $7.3 million in property, plant and equipment.
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

Results of Operations
The following tables summarize our consolidated and reportable segment financial data and key operating statistics for the three and six months ended June 30, 2017 and 2016, respectively. The following data should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this quarterly report.
Our operations are organized into two reportable segments based on marketing criteria and the nature of our products and services and our types of customers. These segments are logistics and wholesale. See Note 5, Segment Information, in the Notes to Condensed Consolidated Financial Statements for further discussion.
Consolidated
Three Months Ended June 30, 2017, Compared to the Three Months Ended June 30, 2016

	Three Months Ended
	June 30,
	2017	2016	Change
	(In thousands, except per unit data)
Revenues:
Fee based:
Affiliate	$67,783	$53,965	$13,818
Third-party	703	677	26
Product sales based:
Affiliate	139,770	126,525	13,245
Third-party	419,253	397,435	21,818
Total revenues	627,509	578,602	48,907
Operating costs and expenses:
Cost of products sold:
Affiliate	137,150	123,870	13,280
Third-party	403,180	380,386	22,794
Operating and maintenance expenses	47,269	42,991	4,278
Selling, general and administrative expenses	8,023	6,007	2,016
Gain on disposal of assets, net	(2,936)	(802)	(2,134)
Depreciation and amortization	9,784	9,553	231
Total operating costs and expenses	602,470	562,005	40,465
Operating income	25,039	16,597	8,442
Other income (expense):
Interest and debt expense	(6,576)	(6,414)	(162)
Other, net	15	14	1
Net income before income taxes	18,478	10,197	8,281
Provision for income taxes	250	(217)	467
Net income	18,728	9,980	8,748
Less net loss attributable to General Partner	—	(7,894)	7,894
Net income attributable to limited partners	$18,728	$17,874	$854

Net income per limited partner unit:
Common - basic	$0.24	$0.33	$(0.09)
Common - diluted	0.24	0.33	(0.09)
Subordinated - basic and diluted	—	0.36	(0.36)

Weighted-average limited partner units outstanding:
Common - basic	60,962	26,409	34,553
Common - diluted	60,971	26,427	34,544
Subordinated - basic and diluted	—	22,811	(22,811)

	Three Months Ended
	June 30,
	2017	2016	Change
	(In thousands)
Cash Flow Data
Net cash provided by (used in):
Operating activities	$28,311	$28,951	$(640)
Investing activities	(8,788)	(6,874)	(1,914)
Financing activities	(32,290)	(33,168)	878
Capital expenditures	$8,847	$7,732	$1,115
Other Data
EBITDA (1)	$34,838	$31,830	$3,008
Distributable cash flow (1)	26,353	25,090	1,263

(1)
EBITDA and Distributable Cash Flow are non-GAAP performance and liquidity measures, respectively, that we believe are useful in evaluating performance as a general indication of, among other things, our operating performance and the ability of our assets to generate sufficient cash to make distributions to our unitholders. We present an explanation and reconciliation to the nearest comparable GAAP measures in the section titled EBITDA and Distributable Cash Flow herein.

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

	Three Months Ended
	June 30,
	2017	2016	Change
	(In thousands)
Net sales	$627,509	$578,602	$48,907
Cost of products sold (exclusive of depreciation and amortization)	540,330	504,256	36,074
Gross margin	$87,179	$74,346	$12,833
Gross margin increased by $12.8 million primarily due to increased logistics fee based revenues of $11.4 million generated by our St. Paul Park Logistics Assets, which were acquired on September 15, 2016, and a $0.5 million increase in asphalt trucking fee margin. In addition, wholesale fuel margins increased $3.9 million. The average wholesale fuel price per gallon sold in the three months ended June 30, 2017 was $1.70, compared to $1.60 for the three months ended June 30, 2016. Partially offsetting the margin increase was reduced lubricant margins of $1.0 million, lower finished product transport margin of $0.8 million and lower crude oil trucking margin of $0.1 million.
Operating and Maintenance Expenses. Operating and maintenance expenses increased period over period due to an increase in our logistics and wholesale segment of $3.4 million and $0.9 million, respectively.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased primarily due to an increase in our other category of $2.5 million related to the acceleration of certain phantom unit awards resulting from the Andeavor Acquisition on June 1, 2017, higher public company expense and higher charges allocated from Western, partially offset by a decrease in our wholesale segment of $0.7 million.
Gain on disposal of assets, net. The gain on disposal of assets, net during the three months ended June 30, 2017, was primarily due to the sale of assets related to our lubricant operations in Arizona and Nevada. The gain on disposal of assets, net during the three months ended June 30, 2016, was primarily due to the sale of assets related to our lubricant operations in California.
Depreciation and Amortization. Depreciation and amortization increased due to the ongoing expansion of our Delaware Basin and Four Corners logistics systems.

Interest and Debt Expense. The increase in interest expense from prior periods was attributable to higher borrowings under the Revolving Credit Facility during the current period due to borrowings incurred in connection with the St. Paul Park Logistics Transaction.
Six Months Ended June 30, 2017, Compared to the Six Months Ended June 30, 2016

	Six Months Ended
	June 30,
	2017	2016	Change
	(In thousands, except per unit data)
Revenues:
Fee based:
Affiliate	$133,260	$105,893	$27,367
Third-party	1,322	1,367	(45)
Product sales based:
Affiliate	264,837	224,054	40,783
Third-party	832,782	715,327	117,455
Total revenues	1,232,201	1,046,641	185,560
Operating costs and expenses:
Cost of products sold:
Affiliate	259,849	219,019	40,830
Third-party	797,780	680,827	116,953
Operating and maintenance expenses	92,116	87,649	4,467
Selling, general and administrative expenses	14,766	11,371	3,395
Gain on disposal of assets, net	(3,227)	(901)	(2,326)
Depreciation and amortization	19,516	18,891	625
Total operating costs and expenses	1,180,800	1,016,856	163,944
Operating income	51,401	29,785	21,616
Other income (expense):
Interest and debt expense	(13,184)	(13,466)	282
Other, net	37	(104)	141
Net income before income taxes	38,254	16,215	22,039
Benefit (provision) for income taxes	360	(478)	838
Net income	38,614	15,737	22,877
Less net loss attributable to General Partner	—	(16,144)	16,144
Net income attributable to limited partners	$38,614	$31,881	$6,733

Net income per limited partner unit:
Common - basic	$0.52	$0.61	$(0.09)
Common - diluted	0.52	0.61	(0.09)
Subordinated - basic and diluted	0.51	0.64	(0.13)

Weighted-average limited partner units outstanding:
Common - basic	53,364	25,429	27,935
Common - diluted	53,372	25,441	27,931
Subordinated - basic and diluted	7,562	22,811	(15,249)

	Six Months Ended
	June 30,
	2017	2016	Change
	(In thousands)
Cash Flow Data
Net cash provided by (used in):
Operating activities	$71,657	$47,964	$23,693
Investing activities	(13,895)	(15,111)	1,216
Financing activities	(61,883)	(59,896)	(1,987)
Capital expenditures	$14,317	$16,088	$(1,771)
Other Data
EBITDA (1)	$70,954	$60,294	$10,660
Distributable cash flow (1)	54,428	47,618	6,810

(1)
EBITDA and Distributable Cash Flow are non-GAAP performance and liquidity measures, respectively, that we believe are useful in evaluating performance as a general indication of, among other things, our operating performance and the ability of our assets to generate sufficient cash to make distributions to our unitholders. We present an explanation and reconciliation to the nearest comparable GAAP measures in the section titled EBITDA and Distributable Cash Flow herein.

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

	Six Months Ended
	June 30,
	2017	2016	Change
	(In thousands)
Net sales	$1,232,201	$1,046,641	$185,560
Cost of products sold (exclusive of depreciation and amortization)	1,057,629	899,846	157,783
Gross margin	$174,572	$146,795	$27,777
Gross margin increased by $27.8 million primarily due to increased fee based revenue of $23.1 million generated by our St. Paul Park Logistics Assets which were acquired on September 15, 2016. Also contributing to the increase was higher wholesale fuel margins of $4.0 million. The average wholesale fuel price per gallon sold in the first six months of 2017, was $1.71 compared to $1.41 for the first six months of 2016. Additionally, we experienced increases in finish product transport margin of $3.9 million, crude oil trucking margin of $2.1 million and a $0.4 million increase in asphalt trucking gross margin. Partially offsetting these increases was a $1.4 million decrease in lubricant margins.
Operating and Maintenance Expenses. Operating and maintenance expenses increased period over period due to an increase in our logistics and wholesale segments of $2.4 million and $2.0 million, respectively.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased primarily due to an increase in our other category of $3.5 million due to the acceleration of certain phantom unit awards resulting from the Andeavor Acquisition on June 1, 2017, higher public company expense and higher charges allocated from Western.
Gain on disposal of assets, net. The gain on disposal of assets, net during the six months ended June 30, 2017 was primarily due to the sale of assets related to our lubricant operations in Arizona and Nevada. The gain on disposal of assets, net during the six months ended June 30, 2016 was primarily due to the sale of assets related to our lubricant operations in California.
Depreciation and Amortization. Depreciation and amortization increased due to the ongoing expansion of our Delaware Basin and Four Corners logistics systems.
Interest and Debt Expense. The decrease in interest expense from prior periods was attributable to lower borrowings under the Revolving Credit Facility during the current period. On October 30, 2015, we borrowed $145.0 million under the Revolving Credit Facility to partially fund the purchase of the TexNew Mex Pipeline system and we repaid these direct borrowings during the second quarter of 2016. On September 15, 2016, we borrowed $20.3 million under the Revolving Credit Facility, to partially fund the St. Paul Park Logistics Transaction.
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
Distributable Cash Flow is a standard used by the investment community with respect to publicly traded partnerships because the value of a partnership unit is, in part, measured by its yield. Yield is based on the amount of cash distributions a partnership can pay to a unitholder. Although distributable cash flow is a liquidity measure, it is also presented in this reconciliation compared to net income as supplemental information.
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
The calculation of EBITDA and Distributable Cash Flow includes the results of operations for the St. Paul Park Logistics Assets subsequent to the St. Paul Park Logistics Transaction. The results of operations and operating cash flows for the St. Paul Park Logistics Assets are excluded from the EBITDA and Distributable Cash Flow calculations for the comparable periods in the prior year because a retrospective adjustment of these performance measures is not a representative measure of performance results or liquidity. The EBITDA and Distributable Cash Flow calculations for the comparable periods in the prior year have not been retrospectively adjusted to include the combined financial results of the St. Paul Park Logistics Assets prior to September 15, 2016.

The following tables reconcile net income attributable to limited partners and net cash provided by operating activities to EBITDA and Distributable Cash Flow for the three and six months ended June 30, 2017 and 2016, respectively.
Three Months Ended June 30, 2017, Compared to the Three Months Ended June 30, 2016

	Three Months Ended
	June 30,
	2017	2016	Change
	(In thousands)
Net income attributable to limited partners	$18,728	$17,874	$854
Interest and debt expense	6,576	6,414	162
Provision (benefit) for income taxes	(250)	217	(467)
Depreciation and amortization	9,784	7,325	2,459
EBITDA	34,838	31,830	3,008

Change in deferred revenues	102	1,446	(1,344)
Interest accruals	(6,149)	(6,072)	(77)
Income taxes paid	—	(64)	64
Maintenance capital expenditures	(2,438)	(2,050)	(388)
Distributable cash flow	$26,353	$25,090	$1,263

Minimum quarterly distribution	$17,541	$14,840	$2,701

	Three Months Ended
	June 30,
	2017	2016	Change
	(In thousands)
Net cash provided by operating activities	$28,311	$28,951	$(640)
Changes in operating assets and liabilities	(147)	(8,964)	8,817
Interest and debt expense	6,576	6,414	162
Unit-based compensation expense	(3,097)	(788)	(2,309)
Amortization of deferred financing costs	(497)	(343)	(154)
Deferred income taxes	1,010	—	1,010
Gain on disposal of assets, net	2,936	802	2,134
Provision (benefit) for income taxes	(250)	217	(467)
Reserve for doubtful accounts	(4)	(125)	121
EBITDA attributable to General Partner (1)	—	5,666	(5,666)
EBITDA	34,838	31,830	3,008

Change in deferred revenues	102	1,446	(1,344)
Interest accruals	(6,149)	(6,072)	(77)
Income taxes paid	—	(64)	64
Maintenance capital expenditures	(2,438)	(2,050)	(388)
Distributable cash flow	$26,353	$25,090	$1,263

Minimum quarterly distribution	$17,541	$14,840	$2,701

(1)	The calculation of EBITDA attributable to General Partner is as follows:

Three Months Ended
June 30,
2016
(In thousands)
Net loss attributable to General Partner	$(7,894)
Depreciation and amortization	2,228
EBITDA attributable to General Partner	$(5,666)

Six Months Ended June 30, 2017, Compared to the Six Months Ended June 30, 2016

	Six Months Ended
	June 30,
	2017	2016	Change
	(In thousands)
Net income attributable to limited partners	$38,614	$31,881	$6,733
Interest and debt expense	13,184	13,466	(282)
Provision (benefit) for income taxes	(360)	478	(838)
Depreciation and amortization	19,516	14,469	5,047
EBITDA	70,954	60,294	10,660

Change in deferred revenues	466	3,678	(3,212)
Interest accruals	(12,281)	(12,781)	500
Income taxes paid	(89)	(94)	5
Maintenance capital expenditures	(4,622)	(3,479)	(1,143)
Distributable cash flow	$54,428	$47,618	$6,810

Minimum quarterly distribution	$35,062	$28,438	$6,624

	Six Months Ended
	June 30,
	2017	2016	Change
	(In thousands)
Net cash provided by operating activities	$71,657	$47,964	$23,693
Changes in operating assets and liabilities	(12,566)	(12,114)	(452)
Interest and debt expense	13,184	13,466	(282)
Unit-based compensation expense	(3,732)	(1,312)	(2,420)
Amortization of deferred financing costs	(989)	(685)	(304)
Deferred income taxes	522	—	522
Gain on disposal of assets, net	3,227	901	2,326
Provision (benefit) for income taxes	(360)	478	(838)
Reserve for doubtful accounts	11	(126)	137
EBITDA attributable to General Partner (1)	—	11,722	(11,722)
EBITDA	70,954	60,294	10,660

Change in deferred revenues	466	3,678	(3,212)
Interest accruals	(12,281)	(12,781)	500
Income taxes paid	(89)	(94)	5
Maintenance capital expenditures	(4,622)	(3,479)	(1,143)
Distributable cash flow	$54,428	$47,618	$6,810

Minimum quarterly distribution	$35,062	$28,438	$6,624

(1)	The calculation of EBITDA attributable to General Partner is as follows:

Six Months Ended
June 30,
2016
(In thousands)
Net loss attributable to General Partner	$(16,144)
Depreciation and amortization	4,422
EBITDA attributable to General Partner	$(11,722)

Logistics Segment
Three Months Ended June 30, 2017, Compared to the Three Months Ended June 30, 2016

	Three Months Ended
	June 30,
	2017	2016	Change
	(In thousands, except key operating statistics)
Statement of Operations Data:
Fee based revenues:
Affiliate	$53,567	$43,053	$10,514
Third-party	703	677	26
Total revenues	54,270	43,730	10,540
Operating costs and expenses:
Operating and maintenance expenses	27,102	23,734	3,368
General and administrative expenses	829	590	239
Gain on disposal of assets, net	(53)	(5)	(48)
Depreciation and amortization	8,781	8,347	434
Total operating costs and expenses	36,659	32,666	3,993
Operating income	$17,611	$11,064	$6,547
Key Operating Statistics:
Pipeline and gathering (bpd):
Mainline movements (1):
Permian/Delaware Basin system	62,268	55,953	6,315
Four Corners system	50,780	58,047	(7,267)
TexNew Mex system	5,831	10,375	(4,544)
Gathering (truck offloading):
Permian/Delaware Basin system	13,203	17,823	(4,620)
Four Corners system	7,094	11,133	(4,039)
Pipeline gathering and injection system:
Permian/Delaware Basin system	13,607	11,302	2,305
Four Corners system	26,832	27,225	(393)
TexNew Mex system	5,988	343	5,645
Tank storage capacity (bbls) (2)	959,087	845,514	113,573
Terminalling, transportation and storage:
Shipments into and out of storage (bpd) (includes asphalt)	589,653	393,037	196,616
Terminal storage capacity (bbls) (2)	11,376,599	7,385,543	3,991,056

(1)
Some barrels of crude oil in route to Western's Gallup refinery and Permian/Delaware Basin are transported on more than one of our mainlines. Mainline movements for the Four Corners and Delaware Basin systems include each barrel transported on each mainline.

(2)	Storage shell capacities represent weighted-average capacities for the periods indicated.
Fee Based Revenues. We generate our logistics revenues from third-party contracts and commercial agreements with Western. Our St. Paul Park Logistics Assets, acquired September 15, 2016, generated $11.4 million in additional fee based revenue during the second quarter of 2017. Prior to our acquisition of the St. Paul Park Logistics Assets, they did not generate revenue.
On July 1, 2016, we decreased certain pipeline, terminal and other service fee rates with such decreases averaging 3.0% for terminal, storage and gathering activities and 2.0% for crude oil pipeline shipments based on negative changes in the Producer Price Index stipulated in our commercial agreements with Western. Due to the decreased rates and several contributing factors throughout our operating regions, our fee based revenues decreased by $0.9 million period over period.

Our Permian Basin assets increased overall volumes by 6,315 barrels per day, or "bpd", compared to 2016, resulting in increased fees of $0.8 million. In addition, recognition of deferred revenue and additive revenue of $1.2 million and $0.3 million, respectively, increased period over period. Offsetting these increases were decreased Four Corners system volumes by 7,267 bpd. The lower volumes resulted in a $0.2 million decrease in Four Corners fees period over period. Our TexNew Mex Pipeline System volumes were down by 4,544 bpd compared to 2016, resulting in decreased fees of $1.1 million. In addition, terminalling fees of $1.5 million decreased period over period.
Operating and Maintenance Expenses. Operating and maintenance expenses increased primarily due to maintenance expense ($2.9 million), employee expenses ($0.7 million), property taxes ($0.4 million) and chemical expense ($0.2 million) specifically related to chemical additives used in the pipeline transportation process, partially offset by decreased outside support services ($1.0 million).
General and Administrative Expenses. General and administrative expenses increased primarily due to increased employee expenses ($0.1 million) and charges allocated from Western ($0.1 million).
Depreciation and Amortization. Depreciation and amortization increased due to the ongoing expansion of our Delaware Basin and Four Corners logistics systems.

Six Months Ended June 30, 2017, Compared to the Six Months Ended June 30, 2016

	Six Months Ended
	June 30,
	2017	2016	Change
	(In thousands, except key operating statistics)
Statement of Operations Data:
Fee based revenues:
Affiliate	$103,204	$83,969	$19,235
Third-party	1,322	1,367	(45)
Total revenues	104,526	85,336	19,190
Operating costs and expenses:
Operating and maintenance expenses	52,930	50,491	2,439
General and administrative expenses	1,636	1,371	265
Gain on disposal of assets, net	(43)	(5)	(38)
Depreciation and amortization	17,362	16,502	860
Total operating costs and expenses	71,885	68,359	3,526
Operating income	$32,641	$16,977	$15,664
Key Operating Statistics:
Pipeline and gathering (bpd):
Mainline movements (1):
Permian/Delaware Basin system	57,728	52,719	5,009
Four Corners system	49,139	55,257	(6,118)
TexNew Mex system	5,121	11,460	(6,339)
Gathering (truck offloading):
Permian/Delaware Basin system	13,900	19,178	(5,278)
Four Corners system	6,857	11,947	(5,090)
Pipeline gathering and injection system:
Permian/Delaware Basin system	12,794	9,594	3,200
Four Corners system	25,458	25,831	(373)
TexNew Mex system	5,664	171	5,493
Tank storage capacity (bbls) (2)	959,087	836,858	122,229
Terminalling, transportation and storage:
Shipments into and out of storage (bpd) (includes asphalt)	587,078	390,647	196,431
Terminal storage capacity (bbls) (2)	11,376,666	7,385,543	3,991,123

(1)
Some barrels of crude oil in route to Western's Gallup refinery and Permian/Delaware Basin are transported on more than one of our mainlines. Mainline movements for the Four Corners and Delaware Basin systems include each barrel transported on each mainline.

(2)	Storage shell capacities represent weighted-average capacities for the periods indicated.
Fee Based Revenues. We generate our logistics revenues from third-party contracts and commercial agreements with Western. Our St. Paul Park Logistics Assets that we acquired on September 15, 2016, generated $23.1 million in additional fee based revenue during the first six months of 2017. Prior to our acquisition of the St. Paul Park Logistics Assets, they did not generate revenue.
On July 1, 2016, we decreased certain pipeline, terminal and other service fee rates with such decreases averaging 3.0% for terminal, storage and gathering activities and 2.0% for crude oil pipeline shipments based on negative changes in the Producer Price Index stipulated in our commercial agreements with Western. Due to the decreased rates and several contributing factors throughout our operating regions, our fee based revenues decreased by $1.7 million period over period.

Our Permian Basin assets increased overall volumes by 5,009 bpd compared to 2016, resulting in increased fees of $1.6 million. Our Four Corners system volumes were down by 6,118 bpd, but current period volumes included movements on newly constructed, higher capacity pipelines that receive higher regulatory tariffs than did comparable pipeline deliveries during the first six months of 2016. These redirected volumes resulted in a $0.1 million increase in Four Corners fees period over period. In addition, recognition of deferred revenue and additive revenue of $1.8 million and $0.4 million, respectively, increased period over period. Offsetting these increases were decreased TexNew Mex Pipeline system volumes of 6,339 bpd, resulting in a decrease of $3.6 million, and decreased terminalling fees of $3.4 million period over period.
Operating and Maintenance Expenses. Operating and maintenance expenses increased primarily due to increased maintenance expense ($3.8 million), employee expenses ($1.3 million) and property taxes ($0.7 million), partially offset by decreased outside support services ($3.2 million).
General and Administrative Expenses. General and administrative expenses increased primarily due to increased employee expenses ($0.2 million) and administrative support services ($0.1 million).
Depreciation and Amortization. Depreciation and amortization increased due to the ongoing expansion of our Delaware Basin and Four Corners logistics systems.

Wholesale Segment
Three Months Ended June 30, 2017, Compared to the Three Months Ended June 30, 2016

	Three Months Ended
	June 30,
	2017	2016	Change
	(In thousands, except key operating stats)
Statement of Operations Data:
Fee based revenues (1):
Affiliate	$14,216	$10,912	$3,304
Product sales based revenues (1):
Affiliate	139,770	126,525	13,245
Third-party	419,253	397,435	21,818
Total revenues	573,239	534,872	38,367
Operating costs and expenses:
Cost of products sold:
Affiliate	137,150	123,870	13,280
Third-party	403,180	380,386	22,794
Operating and maintenance expenses	20,167	19,257	910
General and administrative expenses	1,442	2,153	(711)
Gain on disposal of assets, net	(2,883)	(797)	(2,086)
Depreciation and amortization	1,003	1,206	(203)
Total operating costs and expenses	560,059	526,075	33,984
Operating income	$13,180	$8,797	$4,383
Key Operating Statistics:
Fuel gallons sold (in thousands)	318,046	311,486	6,560
Fuel gallons sold to retail (included in fuel gallons sold above) (in thousands)	85,046	83,721	1,325
Fuel margin per gallon (2)	$0.037	$0.025	$0.012
Lubricant gallons sold (in thousands)	1,019	1,846	(827)
Lubricant margin per gallon (3)	$0.93	$0.89	$0.04
Asphalt trucking volume (bpd)	6,953	4,876	2,077
Crude oil trucking volume (bpd)	51,352	42,092	9,260
Average crude oil revenue per barrel	$2.20	$2.17	$0.03

(1)
All wholesale fee based revenues are generated through fees charged to Western's refining segment for truck transportation and delivery of crude oil and asphalt. Affiliate and third-party product sales based revenues result from sales of refined products to Western and third-party customers at a delivered price that includes charges for product transportation.

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

	Three Months Ended
	June 30,
	2017	2016	Change
	(In thousands)
Net sales	$573,239	$534,872	$38,367
Cost of products sold (exclusive of depreciation and amortization)	540,330	504,256	36,074
Gross margin	$32,909	$30,616	$2,293
We primarily use fuel margin per gallon and fuel gallons sold to evaluate the operating results of the wholesale segment. We believe this metric is more useful to investors than utilizing the absolute price per gallon and cost of product sold since fuel prices can be volatile and our fuel margin per gallon is not generally correlated with changes in absolute prices per gallon. Wholesale gross margin increased $2.3 million quarter over quarter. Fuel margins increased $3.9 million primarily due to a per gallon increase in fuel margins of approximately $0.012, increased margin of $0.5 million period over period from new asphalt hauling activity by truck, partially offset by decreased margin from lubricant sales of $1.0 million, margin decrease of $0.8 million related to finished product transport activity and margin decrease of $0.1 million from crude oil gathering activity by truck. Fuel sales volumes had an increase of 6.6 million gallons period over period.
Operating and Maintenance Expenses. The increase in operating and maintenance expenses was the result of higher employee expenses ($0.9 million) primarily due to employee severance costs associated with the disposal of our lubricant operations, environmental expense ($0.3 million) and insurance expense ($0.2 million), partially offset by decreased lease expenses ($0.4 million).
General and Administrative Expenses. General and administrative expenses decreased primarily due to a decrease in employee expenses of $0.6 million.
Gain on disposal of assets, net. The gain on disposal of assets, net during the three months ended June 30, 2017 was primarily due to the sale of assets related to our lubricant operations in Arizona and Nevada. The gain on disposal of assets, net during the three months ended June 30, 2016 was primarily due to the sale of assets related to our lubricant sales activities in California.

Six Months Ended June 30, 2017, Compared to the Six Months Ended June 30, 2016

	Six Months Ended
	June 30,
	2017	2016	Change
	(In thousands, except key operating stats)
Statement of Operations Data:
Fee based revenues (1):
Affiliate	$30,056	$21,924	$8,132
Product sales based revenues (1):
Affiliate	264,837	224,054	40,783
Third-party	832,782	715,327	117,455
Total revenues	1,127,675	961,305	166,370
Operating costs and expenses:
Cost of products sold:
Affiliate	259,849	219,019	40,830
Third-party	797,780	680,827	116,953
Operating and maintenance expenses	39,186	37,158	2,028
Selling, general and administrative expenses	3,736	4,058	(322)
Gain on disposal of assets, net	(3,184)	(896)	(2,288)
Depreciation and amortization	2,154	2,389	(235)
Total operating costs and expenses	1,099,521	942,555	156,966
Operating income	$28,154	$18,750	$9,404
Key Operating Statistics:
Fuel gallons sold (in thousands)	620,096	626,429	(6,333)
Fuel gallons sold to retail (included in fuel gallons sold above) (in thousands)	164,159	163,562	597
Fuel margin per gallon (2)	$0.040	$0.027	$0.013
Lubricant gallons sold (in thousands)	2,340	4,047	(1,707)
Lubricant margin per gallon (3)	$1.02	$0.78	$0.24
Asphalt trucking volume (bpd)	6,084	3,875	2,209
Crude oil trucking volume (bpd)	50,130	38,801	11,329
Average crude oil revenue per barrel	$2.23	$2.20	$0.03

(1)
All wholesale fee based revenues are generated through fees charged to Western's refining segment for truck transportation and delivery of crude oil and asphalt. Affiliate and third-party product sales based revenues result from sales of refined products to Western and third-party customers at a delivered price that includes charges for product transportation.

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

	Six Months Ended
	June 30,
	2017	2016	Change
	(In thousands)
Net sales	$1,127,675	$961,305	$166,370
Cost of products sold (exclusive of depreciation and amortization)	1,057,629	899,846	157,783
Gross margin	$70,046	$61,459	$8,587
We primarily use fuel margin per gallon and fuel gallons sold to evaluate the operating results of the wholesale segment. We believe this metric is more useful to investors than utilizing the absolute price per gallon and cost of product sold since fuel prices can be volatile and our fuel margin per gallon is not generally correlated with changes in absolute price per gallon. Wholesale gross margin increased $8.6 million for the six months ended June 30, 2017, compared to the six months ended June 30, 2016. This increase was in part due to increased fuel margins of $4.0 million primarily due to a per gallon increase in fuel margins of approximately $0.013, increased gross margin of $3.9 million related to finished product transport activity, increased gross margin of $2.1 million associated with crude oil gathering activity by truck and increased gross margin of $0.4 million from asphalt hauling activity by truck. These increases were partially offset by a $1.4 million decrease in margin from lubricant sales. Fuel sales volume decreased by 6.3 million gallons.
Operating and Maintenance Expenses. The increase in operating and maintenance expenses was the result of higher employee expense ($1.7 million) primarily due to employee severance costs associated with the disposal of our lubricant operations, fuel expense for our truck fleet ($0.8 million), environmental expense ($0.3 million) and insurance expense ($0.3 million), partially offset by decreased lease expense ($0.9 million).
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased primarily due to lower employee expenses ($0.3 million).
Gain on disposal of assets, net. The gain on disposal of assets, net during the six months ended June 30, 2017 was primarily due to the sale of assets related to our lubricant operations in Arizona and Nevada. The gain on disposal of assets, net during the six months ended June 30, 2016 was primarily due to the sale of assets related to our lubricant sales activities in California.

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
Crude oil production levels in the Delaware Basin grew in the first half of 2017 and this growth is expected to continue throughout 2017. In the Four Corners region, crude production was relatively flat in the first and second quarter of 2017. We expect production to remain flat in the short term; however, we expect production in the region to grow toward the end of 2017 and beyond. These factors, both independently and on a combined basis could have an impact on our logistics segment results.
Our wholesale fuel margins are dependent on the contractual prices that we charge to Western and on margins that we realize from third-party customers. To date in the third quarter of 2017, our wholesale fuel margins are improved relative to the average of $0.037 per gallon that we realized for the six months ended June 30, 2017. Our crude and asphalt trucking operations have experienced growth during the six months ended June 30, 2017, and continue to improve thus far in the third quarter of 2017.
Liquidity and Capital Resources
At June 30, 2017, we had cash and cash equivalents of $10.5 million. Our sources for liquidity include cash generated from operations, borrowings under our Revolving Credit Facility, asset sales and the issuance of equity or debt securities.
On June 30, 2017, we sold our lubricant operations located in Arizona and Nevada for $14.7 million resulting in a gain on disposal of assets of $2.8 million.
On March 2, 2017, the requirements for the conversion of all WNRL subordinated units into common units were satisfied under the partnership agreement. As a result, the 22,811,000 subordinated units converted into common units on a one-for-one basis and, thereafter, participated on terms equal with all other common units in distributions of available cash. See Note 11, Equity, in the Notes to Condensed Consolidated Financial Statements for further discussion.
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
At June 30, 2017, the Revolving Credit Facility had availability of $479.0 million, net of $20.3 million in direct borrowings and $0.7 million in outstanding letters of credit. Our Revolving Credit Facility and the indenture governing our WNRL 2023 Senior Notes both contain covenants that limit or restrict our ability to make cash distributions. Under our Revolving Credit Facility, we are permitted to make cash distributions to our equity holders, including our general partner, but only up to the amount of available cash under our partnership agreement and so long as no default exists or will be caused by such distributions. Under the Revolving Credit Facility, we are also required to maintain certain financial ratios, each tested on a quarterly basis for the immediately preceding four quarter period. The indenture governing the WNRL 2023 Senior Notes also prohibits us from making cash distributions to our equity holders, unless no default has occurred or will be caused by such distributions and such distributions are less than the cap amount prescribed in the indenture. We were in compliance with our debt covenants as of and for the six months ended June 30, 2017. See Note 10, Debt, in the Notes to Condensed Consolidated Financial Statements for further discussion on our Revolving Credit Facility.
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
Distributions
Our minimum quarterly distribution of $0.2875 per unit per quarter, or $1.15 per unit on an annualized basis, aggregates to $17.5 million per quarter and $70.1 million per year based on the current number of common units outstanding. Actual amounts distributed may be different than this amount. Any distributions are subject to compliance with the restrictions of our Revolving Credit Facility.
Our Second Amended and Restated Partnership Agreement sets forth the calculation to be used to determine the amount and priority of cash distributions that the common and subordinated unitholders, our General Partner as the holder of incentive distribution rights and Western as the holder of the TexNew Mex Units will receive. In accordance with our partnership agreement, our subordinated units converted to common units on March 2, 2017 once we met specified distribution targets and successfully completed other tests set forth in our partnership agreement. Our distributions are declared subsequent to quarter end. During the six months ended June 30, 2017 and 2016, we declared and paid distributions that were in excess of the target distribution amounts set forth in our partnership agreement, resulting in distributions to our General Partner as the holder of incentive distribution rights. We made cash distributions to our General Partner of $3.1 million, $5.2 million, $0.9 million and $1.7 million for the three and six months ended June 30, 2017 and 2016, respectively. Refer to Note 11, Equity, in the Notes to Condensed Consolidated Financial Statements for further information regarding incentive distribution rights.
The table below summarizes our 2017 quarterly distribution declarations, payments and scheduled payments:

Declaration Date	Record Date	Payment Date	Distribution per Unit
January 31, 2017	February 13, 2017	March 1, 2017	$0.4375
April 28, 2017	May 9, 2017	May 23, 2017	0.4525
July 25, 2017	August 4, 2017	August 18, 2017	0.4675
Total			$1.3575
Cash Flows
The following table sets forth our cash flows for the periods indicated:

	Six Months Ended
	June 30,
	2017	2016	Change
	(In thousands)
Net cash provided by operating activities	$71,657	$47,964	$23,693
Net cash used in investing activities	(13,895)	(15,111)	1,216
Net cash used in financing activities	(61,883)	(59,896)	(1,987)
Net change in cash and cash equivalents	$(4,121)	$(27,043)	$22,922
The increase in net cash from operating activities period over period was primarily the result of an increase in net income, depreciation and amortization, unit-based compensation expense and changes in our working capital as disclosed in our Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016. The change in third-party accounts receivable was due to a decrease in wholesale third-party receivables. The change in accounts payable and accrued liabilities was primarily due to an increase in the prior period associated with accrued payroll expenses related to Western employee services.
Cash flows provided by operating activities for the six months ended June 30, 2017 were primarily used to fund cash distributions to affiliates and public holders of our common units of $33.7 million and $26.5 million, respectively, and fund capital expenditures of $14.3 million. We received proceeds of $14.8 million from the sale of our lubricant assets located in Arizona and Nevada.
For the same period in 2016, cash flows provided by operating activities combined with $92.5 million from the issuance of common units were primarily used to repay the borrowings under our Revolving Credit Facility of $125.0 million, fund capital expenditures of $16.1 million and fund cash distributions to affiliates and public holders of our common units of $26.9 million and $12.6 million, respectively.

Capital Expenditures
Our capital requirements have consisted of and are expected to continue to consist of maintenance-related capital expenditures and discretionary capital expenditures. As of June 30, 2017, we had cash and cash equivalents of $10.5 million, the majority of which is intended for use in planned growth projects. Maintenance capital expenditures include expenditures required to maintain equipment reliability, tankage and pipeline integrity and safety and to address environmental and other regulatory requirements. Discretionary capital expenditures include expenditures to acquire assets and expand existing facilities that increase throughput capacity of our pipelines and in our terminals or increase storage capacity at our storage facilities. For 2017, we expect to spend $15.6 million for maintenance capital projects and up to $27.0 million in discretionary growth projects. We rely primarily upon external financing sources, including borrowings under our Revolving Credit Facility and the issuance of debt and equity securities, to fund any significant future discretionary capital expenditures.
Contractual Obligations
We include a complete summary of our future contractual obligations and commercial commitments as of December 31, 2016, in our 2016 Form 10-K under Part I, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Contractual Obligations.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Regulatory Matters
Our pipeline systems are subject to regulation by various federal, state, and local agencies. Our interstate common carrier crude oil pipeline is subject to regulation by the Federal Energy Regulatory Commission (“FERC”), under the Interstate Commerce Act (the “ICA”) and the Energy Policy Act of 1992 and the rules and regulations promulgated under those laws.
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
On December 15, 2016, FERC issued a Notice of Inquiry requesting energy industry input on how FERC should address income tax allowances in cost-based rates proposed by pipeline companies organized as part of a master limited partnership. FERC’s current policy permits an income tax allowance in cost-based rates proposed by such pipeline companies to the extent the pipeline companies can show that their owner has an actual or potential income tax liability to be paid on income generated by the companies’ FERC regulated assets. FERC issued the Notice of Inquiry in response to the remand from the U.S. Court of Appeals for the D.C. Circuit in United Airlines, Inc., et al. v. FERC., in which the court determined that FERC had acted arbitrarily and capriciously when it failed to demonstrate that permitting an interstate petroleum products pipeline organized as a limited partnership to include an income tax allowance in the cost of service underlying its rates in addition to the discounted cash flow return on equity would not result in the pipeline partnership owners double-recovering their income taxes. Many other pipelines have revised the language as shown here, but the change is not required. We cannot predict whether FERC will successfully justify its conclusion that there is no double recovery of taxes in these circumstances or whether FERC will modify its current policy on either income tax allowances or return on equity calculations for pipeline companies organized as part of a master limited partnership. However, any modification that reduces or eliminates an income tax allowance for pipeline companies organized as a part of a master limited partnership or decreases the return on equity for such pipelines could result in an adverse impact on our revenues associated with the transportation services we provide pursuant to cost-based rates.

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
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of June 30, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017.
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risks described below and disclosed in the section entitled "Risk Factors" in our 2016 Form 10-K under Part I, Item 1A. Risk Factors. These risks are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.
There can be no assurance that the proposed acquisition of the Partnership by Andeavor Logistics will be agreed upon, approved and ultimately consummated, and the terms of any such transaction may differ materially from those originally proposed by Andeavor Logistics.
On July 20, 2017, Andeavor Logistics delivered a non-binding preliminary proposal to the Conflicts Committee (the “WNRL Conflicts Committee”) of the WNRL Board to acquire all of our outstanding common units in an all-stock transaction with an exchange ratio of 0.4906 Andeavor Logistics Common Units for each WNRL common unit. The proposed transaction will be structured as a merger of WNRL with a wholly owned subsidiary of Andeavor Logistics. In addition, Andeavor Logistics proposes to acquire WRGP through a merger of WRGP with another wholly owned subsidiary of Andeavor Logistics.
There can be no assurance that any discussions that may occur between Andeavor Logistics and WNRL will contain transaction terms consistent with those described above or result in the entry into a definitive agreement concerning a transaction or, if such a definitive agreement is reached, will result in the consummation of a transaction provided for in such definitive agreement. Discussions concerning a possible transaction may be terminated at any time and without prior notice. Entry into a definitive agreement concerning a potential transaction and the consummation of any such transaction is subject to a number of contingencies, which are beyond the control of Andeavor Logistics and WNRL, including the satisfactory completion of due diligence, the approval of the WNRL Board and the Andeavor Logistics Board, the approval of the conflicts committees established by the WNRL Board and the Andeavor Logistics Board, respectively, and the satisfaction of any conditions to the consummation of a transaction set forth in any such definitive agreement.
We also cannot predict the timing, final structure and other terms of any potential transaction, and the terms of any such transaction may differ materially from those originally proposed by Andeavor Logistics. Any decrease in the market prices of the Andeavor Logistics Common Units would result in a corresponding proportional decrease in the value of the Andeavor Logistics Common Units our unitholders would receive in the event the proposed transaction were consummated on the terms proposed by Andeavor Logistics. In addition, any changes in the market prices of Andeavor Logistics’ common units or our common units could affect whether the Andeavor Logistics Board, the conflicts committee of the Andeavor Logistics Board, the WNRL Board and the WNRL Conflicts Committee ultimately approve the proposed transaction, or if such approval is granted, the terms on which the proposed transaction is approved.
If the potential transaction with Andeavor Logistics does not occur, then our strategic options may be limited and, as a result, our business prospects may be negatively affected. If a transaction is not agreed upon, approved and consummated for any reason, we may be subject to a number of other risks, including the following:

•
the current market price of our common units may reflect a market assumption that a transaction will occur and a failure to agree upon, approve and consummate a transaction could result in negative publicity or a negative impression of us in the investment community, and cause a decline in the market price of our common units and adversely impact our relationships with employees, vendors, creditors and other business partners;

•	our unitholders may not realize the potential benefits from a transaction with Andeavor Logistics; and

•	we would continue to face the risks that we currently face as a publicly traded partnership.

There may be substantial disruption to our business and distraction of our management and employees as a result of the proposed transaction with Andeavor Logistics, and the uncertainty associated with the proposed transaction may otherwise adversely impact our operations and relationships with key stakeholders.
There may be substantial disruption to our business and distraction of our management and employees from day-to-day operations because matters related to the proposed transaction with Andeavor Logistics may require substantial commitments of time and resources, which could otherwise have been devoted to other opportunities that could have been beneficial to us.
In addition, the uncertainty surrounding whether or when a transaction with Andeavor Logistics will occur and other aspects of such a transaction, may adversely affect our ability to enter into new customer agreements or extend or expand existing customer relationships if potential and existing customers choose to wait to learn whether the transaction will proceed before committing to new, extended or expanded customer relationships with us. Similarly, suppliers, vendors and other businesses or organizations that we may seek to contract with or expand existing relationships with us may choose to wait to enter into new agreements or arrangements or change existing agreements or arrangements with us. If such uncertainty continues for a protracted period, our ability to secure new, extended or expanded customer relationships may be adversely affected, or we may be compelled to pay higher fees or incur new or higher expenses to operate and maintain our business. We cannot predict whether or when any adverse effects on our business will result from these uncertainties, but such effects, if any, could materially and adversely affect our revenues and results of operations in future periods.
Furthermore, the uncertainty surrounding a potential transaction with Andeavor Logistics may adversely affect our ability to attract and retain qualified personnel. We operate in an industry that currently experiences a high level of competition among different companies for qualified and experienced personnel. The uncertainty relating to the possibility of a merger transaction may increase the risk that we could experience higher than normal rates of attrition or that we experience increased difficulty in attracting qualified personnel or incur higher expenses to do so. High levels of attrition among the management and employee personnel necessary to operate our business or difficulties or increased expense incurred to replace any personnel who leave, could materially adversely affect our business or results of operations.
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
WESTERN REFINING LOGISTICS, LP
BY: WESTERN REFINING LOGISTICS GP, LLC

Signature	Title	Date

/s/ Steven M. Sterin	Executive Vice President and Chief Financial Officer	August 9, 2017
Steven M. Sterin	(Principal Financial Officer and Duly Authorized Signatory)